Form 10-Q
period 1995-07-31
CIRCUIT SYSTEMS INC
filed 1995-09-11
CIK 773657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________
                                   Form 10-Q
(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
           For the period ended July 31, 1995

                                       OR

_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
           For the transition period from ________ to ________.

                         Commission file number 0-15047

                            CIRCUIT SYSTEMS, INC.
               (Exact name of registrant as specified in charter)

          Illinois                                           36-2663010
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

2350 E. Lunt Ave., Elk Grove Village, Illinois                     60007
(Address of principal executive offices)                         (Zip Code)

(708) 439-1999
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____  No _____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 31, 1995 5,321,973.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                                     INDEX




                                                                        Page
                                                                        Number
PART I.       FINANCIAL INFORMATION

     1.       Financial Statements

                 Consolidated Condensed Balance Sheets                   3

                 Consolidated Condensed Statements of Earnings           4

                 Consolidated Condensed Statements of Cash Flows         5

                 Notes to Consolidated Condensed Financial
                      Statements                                         6

     2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           7




PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K                      9

                            CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                      ASSETS                                                          4/30/95             7/31/95
                                                                                   ------------         ------------
CURRENT  ASSETS
      CASH  AND  CASH  EQUIVALENTS......................................         $   127,865           $   156,717
      ACCOUNTS  RECEIVABLE,  LESS
          ALLOWANCE  OF  $350,000.......................................          10,007,174             9,935,203
      INVENTORIES
          RAW  MATERIAL.................................................           1,424,571             1,858,273
          WORK  IN  PROCESS.............................................           2,348,590             2,944,168
          FINISHED  GOODS...............................................             308,864               801,993
                                                                                 -----------           -----------
                                                                                   4,082,025             5,604,434

      DEFERRED  INCOME  TAXES...........................................             376,000               376,000
      PREPAID  EXPENSES.................................................             253,026               252,963
                                                                                 -----------           -----------
              TOTAL  CURRENT  ASSETS....................................          14,846,090            16,325,317

INVESTMENT  IN  AFFILIATES..............................................           2,109,225             2,195,261

PROPERTY,  PLANT  AND  EQUIPMENT-AT  COST
      BUILDING  AND  IMPROVEMENTS.......................................           7,376,273             7,687,181
      MACHINERY  AND  EQUIPMENT.........................................          23,288,271            24,302,969
       AUTOMOTIVE  EQUIPMENT............................................              93,272                64,789
                                                                                 -----------           -----------
                                                                                  30,757,816            32,054,939
           LESS  ACCUMULATED  DEPRECIATION..............................          12,869,112            13,692,629
                                                                                 -----------           -----------
                                                                                  17,888,704            18,362,310
       LAND.............................................................           2,351,703             2,351,703
                                                                                 -----------           -----------
                                                                                  20,240,407            20,714,013

OTHER  ASSETS
      DEPOSITS  AND  SUNDRY.............................................           2,215,328             2,205,997
                                                                                 -----------           -----------
                                                                                   2,215,328             2,205,997
                                                                                 -----------           -----------
                                                                                 $39,411,050           $41,440,588
                                                                                 ===========           ===========
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT  LIABILITIES
      CURRENT  MATURITIES  OF  L/T  OBLIGATIONS.........................         $ 2,230,310           $ 2,917,798
      ACCOUNTS  PAYABLE.................................................           4,952,287             4,654,477
      ACCRUED  LIABILITIES..............................................           1,019,843             1,543,058
      INCOME  TAXES  PAYABLE............................................             208,709               669,649
                                                                                 -----------           -----------
          TOTAL  CURRENT  LIABILITIES...................................           8,411,149             9,784,982

LONG-TERM  OBLIGATIONS..................................................          11,622,365            11,222,998
DEFERRED  INCOME  TAXES.................................................           1,259,000             1,368,000

SHAREHOLDERS'  EQUITY
      COMMON  STOCK.....................................................           3,002,599             3,002,599
      RETAINED  EARNINGS................................................          15,115,937            16,062,009
                                                                                 -----------           -----------
                                                                                  18,118,536            19,064,608
                                                                                 -----------           -----------
                                                                                 $39,411,050           $41,440,588
                                                                                 ===========           ===========

    THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS

                            CIRCUIT SYSTEMS, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)


                                                                                        THREE  MONTHS  ENDED
                                                                                       ----------------------
                                                                                    7/31/94                  7/31/95
                                                                                   -----------            ------------
NET SALES...........................................................             $  14,736,870            $ 16,982,260

COST OF GOODS SOLD..................................................                11,840,833              14,064,641
                                                                                 -------------            ------------
    GROSS PROFIT....................................................                 2,896,037               2,917,619

SALES AND MARKETING EXPENSES........................................                   691,037                 782,713
ADMINISTRATIVE EXPENSES.............................................                   612,643                 511,426
                                                                                 -------------            ------------
                                                                                     1,303,680               1,294,139
                                                                                 -------------            ------------
    OPERATING INCOME................................................                 1,592,357               1,623,480

OTHER (INCOME) DEDUCTIONS
    INTEREST EXPENSE................................................                   219,400                 355,324
    EQUITY IN EARNINGS OF
       UNCONSOLIDATED AFFILIATE.....................................                   (98,193)                (86,036)
    RENTAL INCOME...................................................                  (103,500)               (167,300)
    SUNDRY..........................................................                      (630)                (29,580)
                                                                                 -------------            ------------
                                                                                        17,077                  72,408
                                                                                 -------------            ------------
    EARNINGS BEFORE INCOME TAXES....................................                 1,575,280               1,551,072

INCOME TAXES........................................................                   629,000                 605,000
                                                                                 -------------            ------------

     NET EARNINGS...................................................             $     946,280            $    946,072
                                                                                 =============            ============
PER SHARE DATA

    NET EARNINGS PER SHARE..........................................                     $0.18                   $0.18
                                                                                 =============            ============
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING.............................................                 5,329,405               5,321,973


    THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (UNAUDITED)

                                                                                                     THREE  MONTHS  ENDED
                                                                                            ---------------------------------------
                                                                                              7/31/94                    7/31/95
                                                                                            -----------              --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET  EARNINGS.............................................................             $   946,280               $   946,072
     ADJUSTMENTS  TO  RECONCILE  NET  EARNINGS  TO  NET
       CASH  PROVIDED  BY  OPERATING  ACTIVITIES
          DEPRECIATION.........................................................                 711,000                   852,000
          GAIN  ON  SALE  OF EQUIPMENT.........................................                   ---                     (18,600)
          DEFERRED  INCOME  TAXES..............................................                 131,000                   109,000
          EQUITY  IN  EARNINGS  OF  UNCONSOLIDATED  AFFILIATE..................                 (98,193)                  (86,036)

        CHANGES  IN  ASSETS  AND  LIABILITIES
          ACCOUNTS  RECEIVABLE.................................................                (342,252)                   71,971
          INVENTORIES..........................................................                (172,707)               (1,522,409)
          PREPAID  EXPENSES....................................................                 (23,072)                       63
          OTHER  ASSETS........................................................                  82,995                     9,331
          ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES.........................                (408,629)                  686,345
                                                                                            -----------               -----------
               TOTAL  ADJUSTMENTS..............................................                (119,858)                  101,665
                                                                                            -----------               -----------
               NET  CASH  PROVIDED  BY  OPERATIONS.............................                 826,422                 1,047,737

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     CAPITAL  EXPENDITURES.....................................................              (1,220,531)                 (992,818)
     PROCEEDS  FROM  SALE  OF  EQUIPMENT.......................................                   ---                      18,600
     PROCEEDS  FROM  SALE  OF  COMMON  STOCK  OF  AFFILIATE....................                  51,052                     ---
     REPAYMENT  OF  LOAN  FROM  AFFILIATE......................................                  55,000                     ---
                                                                                            -----------               -----------
               NET  CASH  USED  IN  INVESTING  ACTIVITIES......................              (1,114,479)                 (974,218)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     NET  BORROWINGS  UNDER  LINE  OF  CREDIT..................................               1,150,138                (2,472,885)
     PROCEEDS  FROM  LONG-TERM  OBLIGATIONS....................................                  ---                    3,169,077
     PAYMENTS  ON  LONG-TERM  OBLIGATIONS......................................                (774,404)                 (740,859)
                                                                                            -----------               -----------
               NET  CASH  PROVIDED  BY  (USED  IN)
                     FINANCING  ACTIVITIES.....................................                 375,734                   (44,667)
                                                                                            -----------               -----------
               INCREASE  IN  CASH..............................................                  87,677                    28,852

CASH  AT  BEGINNING  OF  PERIOD................................................                  33,324                   127,865
                                                                                            -----------               -----------
CASH  AT  END  OF  PERIOD......................................................             $   121,001               $   156,717
                                                                                            ===========               ===========
SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:
     CASH  PAID  DURING  THE  PERIOD  FOR:
          INTEREST.............................................................             $   208,685               $   350,560
          INCOME  TAXES........................................................                 150,000                    35,060

SUPPLEMENTAL   SCHEDULE   OF   NON-CASH   INVESTING   AND
     FINANCING   ACTIVITIES:
         ISSUANCE  OF  CAPITAL  STOCK  IN  SATISFACTION  OF
            ACCRUED  COMPENSATION  AND  BENEFITS...............................             $   357,750               $    ---
         CAPITAL  LEASES  FOR  NEW  EQUIPMENT..................................                  ---                     332,788

   THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. These interim Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company's April 30, 1995 Annual Report and Form 10-K.

2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial information reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the statements contained herein.

3. These consolidated statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles normally made in the Company's Annual Report and Form 10-K.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Net sales for the quarter ended July 31, 1995, were $16,982,000, increasing by 15.2% when compared to $14,737,000 for the same quarter last year. The sales increase was not as a result of price increases but as a result of a general pickup in business activity within the customer base. Net sales to four individual unaffiliated customers represented approximately 46% of net sales for the quarter ended July 31, 1995. No individual customer exceeded 10% of sales for the quarter ended July 31, 1994.

Gross profit for the quarter was $2,918,000 or 17.2% of net sales, compared to $2,896,000 or 19.7% of net sales for the same quarter last year. The lower gross margin is attributed to continuation of very competitive pricing within the industry, increases in material and supply prices, depreciation expense and labor costs which were partially offset by a decrease in overhead expenses as a percentage of sales.

Sales and marketing, and administrative expenses for the quarter were $1,294,000 or 7.6% of net sales, compared to $1,304,000 or 8.8% of net sales for the same quarter last year. Commissions increased due to the higher volume of sales which was partially offset by decreases in executive salaries and professional fees.

The other (income) deductions-net was an expense of $72,000 for the current quarter compared to an expense of $17,000 for the same quarter last year. Interest expense increased to $355,000 for the quarter, from $219,000 in the prior year, due to increased borrowings. The equity in the earnings of the unconsolidated affiliate SigmaTron International, Inc., amounted to $86,000 for the current quarter compared to $98,000 for the same period last year. Rental income for the quarter increased to $167,000 compared to $104,000 for the same period last year, as a result of an existing lease on the newly acquired facility.

The effective income tax rate for the quarter ended July 31, 1995, is 39.0%, and is comparable to the 1994 rate of 39.9%.

The net earnings and earnings per share for the quarter ended July 31, 1995 were $946,000 and $.18, respectively, compared to $946,000 and $.18, respectively, for the same period last year.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company's financial requirements were met through cash generated from operations and increases in long-term obligations.

For the quarter ended July 31, 1995, the decrease in line of credit of $2,473,000, the increase in inventories of $1,522,000, and capital expenditures of $993,000, were funded by operating income, proceeds from long-term obligations of $3,169,000, and an increase in accounts payable and accrued liabilities of $686,000.

The Company has purchase commitments as of July 31, 1995 of approximately $6,500,000 for future deliveries of machinery and equipment and $800,000 for building improvements at the 2400 E. Lunt Ave. location which will commence during the third quarter of this year. The Company intends to finance such purchases through collateralized borrowings, installment loans, and existing cash flow.

The Company's backlog at July 31, 1995, is approximately $13,703,000 compared to $7,036,000 at July 31, 1994. The majority of July 31, 1995 backlog is scheduled to be shipped within 4 months. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customers' orders and the Company's scheduled production and delivery dates. Backlog is considered adequate for the current sales level of the Company.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                           PART 2 - OTHER INFORMATION




Item 6.  Exhibits and reports on Form 8-K

         (a)   Exhibits

               Exhibit 11 - Calculation of Primary and Fully Diluted Per Share Earnings

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K

               There were no reports on Form 8-K filed for the quarter ended July 31, 1995.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, registrant's principal financial officer, thereunto duly authorized.





                                                       Circuit Systems, Inc.
                                                            (registrant)



                                                   /s/ Dilip S. Vyas
                                                   ----------------------------
                                                       Dilip S. Vyas
                                                   (Principal Financial Officer)




September 8, 1995