Form 10-Q
period 1995-10-31
CIRCUIT SYSTEMS INC
filed 1995-12-11
CIK 773657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________
                                  Form 10-Q
(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
_____   SECURITIES EXCHANGE ACT OF 1934.
                 For the period ended October 31, 1995

                                       OR

_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
                 For the transition period from ________ to ________.

                         Commission file number 0-15047

                            CIRCUIT SYSTEMS, INC.
___________________________________________________________________________
               (Exact name of registrant as specified in charter)

          Illinois                                36-2663010
___________________________________________________________________________
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)

2350 E. Lunt Ave., Elk Grove Village, Illinois          60007
___________________________________________________________________________
(Address of principal executive offices)              (Zip Code)

(708) 439-1999
___________________________________________________________________________
(Registrant's telephone number, including area code)


___________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No    .
                                                ___      ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 1995 5,321,973.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                                     INDEX




                                                                          Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

         1.      Financial Statements

                   Consolidated Condensed Balance Sheets                       3

                   Consolidated Condensed Statements of Earnings               4

                   Consolidated Condensed Statements of Cash Flows             5

                   Notes to Consolidated Condensed Financial
                          Statements                                           6

         2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               7


PART II.         OTHER INFORMATION


                 Item 6.  Exhibits and Reports on Form 8-K                    10


                            CIRCUIT SYSTEMS, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)


                    ASSETS                                                           4/30/95                 10/31/95
                                                                                 -------------           -------------

CURRENT ASSETS
      CASH AND CASH EQUIVALENTS.........................................         $     127,865           $     206,184
      ACCOUNTS RECEIVABLE, LESS
          ALLOWANCE OF $350,000 AND $410,000............................            10,007,174              10,788,341
      INVENTORIES
          RAW MATERIAL..................................................             1,424,571               3,095,972
          WORK IN PROCESS...............................................             2,348,590               3,013,903
          FINISHED GOODS................................................               308,864               1,176,631
                                                                                 -------------           -------------
                                                                                     4,082,025               7,286,506

      DEFERRED INCOME TAXES.............................................               376,000                 376,000
      PREPAID EXPENSES..................................................               253,026                 169,025
                                                                                 -------------           -------------
              TOTAL CURRENT ASSETS......................................            14,846,090              18,826,056
INVESTMENT IN AFFILIATES................................................             2,109,225               2,296,084

PROPERTY, PLANT AND EQUIPMENT - AT COST
      BUILDING AND IMPROVEMENTS.........................................             7,376,273               7,704,081
      MACHINERY AND EQUIPMENT...........................................            23,288,271              25,287,001
      AUTOMOTIVE EQUIPMENT..............................................                93,272                  64,789
                                                                                 -------------           -------------
                                                                                    30,757,816              33,055,871
           LESS ACCUMULATED DEPRECIATION................................            12,869,112              14,544,629
                                                                                 -------------           -------------
                                                                                    17,888,704              18,511,242
       LAND.............................................................             2,351,703               2,351,703
                                                                                 -------------           -------------
                                                                                    20,240,407              20,862,945

OTHER ASSETS
      DEPOSITS AND SUNDRY...............................................             2,215,328               2,360,336
                                                                                 -------------           -------------
                                                                                     2,215,328               2,360,336
                                                                                 -------------           -------------
                                                                                 $  39,411,050           $  44,345,421
                                                                                 =============           =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      CURRENT MATURITIES OF L/T OBLIGATIONS.............................         $   2,230,310           $   2,858,897
      ACCOUNTS PAYABLE..................................................             4,952,287               4,793,297
      ACCRUED LIABILITIES...............................................             1,019,843               1,683,425
      INCOME TAXES PAYABLE..............................................               208,709                 606,403
                                                                                 -------------           -------------
          TOTAL CURRENT LIABILITIES.....................................             8,411,149               9,942,022

LONG - TERM OBLIGATIONS.................................................            11,622,365              12,741,077
DEFERRED INCOME TAXES...................................................             1,259,000               1,494,000

SHAREHOLDERS' EQUITY
      COMMON STOCK......................................................             3,002,599               3,002,599
      RETAINED EARNINGS.................................................            15,115,937              17,165,723
                                                                                 -------------           -------------
                                                                                    18,118,536              20,168,322
                                                                                 -------------           -------------
                                                                                 $  39,411,050           $  44,345,421
                                                                                 =============           =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                            CIRCUIT SYSTEMS, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                 (UNAUDITED)


                                                    THREE  MONTHS  ENDED                                SIX  MONTHS  ENDED
                                            -----------------------------------                 --------------------------------
                                              10/31/94                10/31/95                    10/31/94             10/31/95
                                            -----------             -----------                 -----------          -----------
NET SALES..............................  $   13,720,922          $   18,000,901              $   28,457,792      $    34,983,161

COST OF GOODS SOLD.....................      11,665,664              14,909,373                  23,506,497           28,974,015
                                            -----------             -----------                 -----------          -----------

    GROSS PROFIT.......................       2,055,258               3,091,528                   4,951,295            6,009,146

SALES AND MARKETING EXPENSES...........         646,598                 705,520                   1,337,635            1,488,233
ADMINISTRATIVE EXPENSES................         479,542                 498,520                   1,092,185            1,009,946
                                            -----------             -----------                 -----------          -----------

                                              1,126,140               1,204,040                   2,429,820            2,498,179
                                            -----------             -----------                 -----------          -----------

    OPERATING INCOME...................         929,118               1,887,488                   2,521,475            3,510,967

OTHER (INCOME) DEDUCTIONS
    INTEREST EXPENSE...................         226,039                 353,039                     445,439              708,363
    GAIN ON SALE OF EQUIPMENT..........          (7,027)                  ---                        (7,027)             (18,600)
    EQUITY IN EARNINGS OF
       UNCONSOLIDATED AFFILIATE........         (95,056)               (100,823)                   (193,249)            (186,859)
    RENTAL INCOME......................        (103,500)               (167,299)                   (207,000)            (334,599)
    SUNDRY.............................          17,457                  (6,143)                     16,827              (17,124)
                                            -----------             -----------                 -----------          -----------
                                                 37,913                  78,774                      54,990              151,181
                                            -----------             -----------                 -----------          -----------

    EARNINGS BEFORE INCOME TAXES.......         891,205               1,808,714                   2,466,485            3,359,786

INCOME TAXES...........................         355,000                 705,000                     984,000            1,310,000
                                            -----------             -----------                 -----------          -----------


     NET EARNINGS......................  $      536,205          $    1,103,714              $    1,482,485      $     2,049,786
                                            ===========             ===========                 ===========          ===========

PER SHARE DATA

    NET EARNINGS PER SHARE.............           $0.10                   $0.20                       $0.28                $0.38
                                            ===========             ===========                 ===========          ===========

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING................       5,337,945               5,331,296                   5,340,999            5,328,450


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                            CIRCUIT SYSTEMS, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                                       SIX   MONTHS   ENDED
                                                                                      --------------------------------------------
                                                                                              10/31/94                    10/31/95
                                                                                      ----------------            ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET EARNINGS................................................................    $       1,482,485           $       2,049,786
     ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES
          DEPRECIATION...........................................................            1,422,000                   1,704,000
          GAIN ON SALE OF PROPERTY & EQUIPMENT...................................               (7,027)                    (18,600)
          DEFERRED INCOME TAXES..................................................              205,000                     235,000
          EQUITY IN EARNINGS OF UNCONSOLIDATED
            AFFILIATE............................................................             (193,249)                   (186,859)

       CHANGES IN ASSETS AND LIABILITIES
          ACCOUNTS RECEIVABLE....................................................               36,826                    (781,167)
          INVENTORIES............................................................              (64,202)                 (3,204,481)
          PREPAID EXPENSES.......................................................              (11,825)                     84,001
          OTHER ASSETS...........................................................              136,509                    (145,008)
          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES...............................             (679,695)                    902,286
                                                                                      ----------------            ----------------
               TOTAL ADJUSTMENTS.................................................              844,337                  (1,410,828)
                                                                                      ----------------            ----------------

               NET CASH PROVIDED BY OPERATIONS...................................            2,326,822                     638,958

CASH FLOWS FROM INVESTING ACTIVITIES
    CAPITAL EXPENDITURES.........................................................           (2,180,962)                 (1,664,419)
    PROCEEEDS FROM SALE OF COMMON STOCK OF AFFILIATE.............................               53,552                       --
    REPAYMENT OF LOAN FROM AFFILIATE.............................................               55,000                       --
    PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT...................................               19,500                      18,600
                                                                                      ----------------            ----------------

               NET CASH USED IN INVESTING ACTIVITIES.............................           (2,052,910)                 (1,645,819)

CASH FLOWS FROM FINANCING ACTIVITIES
     NET BORROWINGS UNDER LINE OF CREDIT.........................................              388,635                    (848,597)
     PROCEEDS FROM LONG-TERM OBLIGATIONS.........................................              980,000                   3,431,744
     PAYMENTS ON LONG-TERM OBLIGATIONS...........................................           (1,560,791)                 (1,497,967)
                                                                                      ----------------            ----------------

               NET CASH PROVIDED BY (USED IN)
                    FINANCING ACTIVITIES.........................................             (192,156)                  1,085,180

               INCREASE IN CASH..................................................               81,756                      78,319

CASH AT BEGINNING OF PERIOD......................................................               33,324                     127,865
                                                                                      ----------------            ----------------
CASH AT END OF PERIOD............................................................      $       115,080             $       206,184
                                                                                      ================            ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAID DURING THE PERIOD FOR:
          INTEREST...............................................................      $       435,735             $       697,164
          INCOME TAXES...........................................................            1,010,000                     677,739

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
         ISSUANCE OF CAPITAL STOCK IN SATISFACTION OF
            ACCRUED COMPENSATION AND BENEFITS....................................      $       357,750             $         ---
         CAPITAL LEASES FOR NEW EQUIPMENT........................................                ---                       662,119


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

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The net sales for the quarter ended October 31, 1995, were $18,001,000, increasing by 31.2% from $13,721,000 for the same quarter last year. The increase in sales was not as a result of price increases but is primarily due to a specific customer which accounted for approximately $3,525,000 or 19.6% of sales for the quarter ended October 31, 1995. There was also a general increase in business activity within the existing customer base. Net sales to four individual unaffiliated customers accounted for approximately 45% of net sales for the quarter ended October 31, 1995, compared to the same period last year in which two customers accounted for approximately 20% of net sales. The gross profit for the quarter was $3,092,000 or 17.2% of net sales, compared to $2,055,000 or 15% of net sales for the same quarter last year. The higher gross profit is attributed to the higher volume of sales, operating efficiencies and decrease in overhead expenses as a percentage of sales.

The net sales for the six months ended October 31, 1995 were $34,983,000, increasing by 22.9% from $28,458,000 for the same period last year. Net sales to four individual unaffiliated customers accounted for approximately 41% of net sales for the six months ended October 31, 1995, compared to the same period last year, in which three customers accounted for approximately 24% of net sales. The sales increase is attributed to the same factors as noted above. The gross profit for the six months ended October 31, 1995, was $6,009,000 or 17.2% of net sales, compared to $4,951,000 or 17.4% of net sales for the same period in the prior year. The gross profit was affected by a decrease in overhead expenses which was offset by increases in materials, supplies and labor as a percentage of sales.

Sales and marketing and administrative expenses for the three and six months ended October 31, 1995, were $1,204,000 or 6.7% of net sales and $2,498,000 or 7.1% of net sales, respectively, compared to $1,126,000 or 8.2% of net sales and $2,430,000 or 8.5% of net sales, respectively, for the same periods last year. The decrease in the costs as a percentage of net sales is due to decreases in salaries and professional fees which was partially offset by an increase in the allowance for bad debts.

The other (income) deductions-net for the three and six months ended October 31, 1995 reflected an expense of $79,000 and $151,000, respectively, compared to $38,000 and $55,000, respectively, for the same periods in the prior year. The item that affected the increase is interest expense of $353,000 and

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


$708,000, respectively in 1995, compared to $226,000 and $445,000, respectively, for the same periods last year. The increase is due to increased borrowings. The expense was partially offset by rental income of $167,000 and $335,000, respectively, in 1995, compared to $104,000 and $207,000,
respectively, for the same periods last year.   The increase is the result of
the leasing of the 2400 Lunt Avenue location to an unaffiliated entity. This lease will expire in November 1995, at which time the Company will begin construction to expand capacity.

The effective income tax rate for the six months ended October 31, 1995 is 39.0%, compared to 39.9% for the same period in the prior year.

The net earnings and earnings per share for the three and six months ended October 31, 1995, were $1,104,000 or $.20 and $2,050,000 or $.38, respectively, compared to $536,000 or $.10 and $1,482,000 or $.28, respectively, for the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial requirements were met through cash generated from operations and increased borrowings.

For the six months ended October 31, 1995, the increase in inventories of $3,204,000, capital expenditures of $1,664,000, payments on long-term obligations of $1,498,000, the decrease in line of credit of $849,000 and the increase in accounts receivable of $781,000 were funded by operating income, proceeds from long-term obligations of $3,432,000 and the increase in accounts payable and accrued liabilities of $902,000.

The Company has purchase commitments as of October 31, 1995 of approximately $5,500,000 for future deliveries of machinery and equipment to increase production capacity and additional testing equipment to enhance testing capability. In addition, approximately $800,000 is estimated for building improvements at the 2400 Lunt Avenue location which will commence during the third quarter of this fiscal year. The building improvements at this location will allow for realignment of some departments, which will improve operating efficiency, add production capacity and provide a larger area for administrative functions. The Company intends to finance such purchases through collateralized borrowings, installment loans, and existing cash flow.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's backlog at October 31, 1995 is approximately $13,244,000 compared to $10,609,000 at October 31, 1994. Backlog represents orders scheduled to be shipped within approximately 6 months, but most of which is shipped in 4 months or less. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customers' order and the Company's scheduled production and delivery dates. Backlog is considered adequate for the current sales level of the Company.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                           PART 2 - OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits

                  Exhibit 11 - Calculation of Primary and Fully Diluted Per Share Earnings

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the quarter ended October 31, 1995.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES


                    --------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, registrant's principal financial officer, thereunto duly authorized.





                                                  Circuit Systems, Inc.
                                                  ---------------------
                                                       (registrant)


                                          /s/      Dilip S. Vyas
                                          ------------------------------
                                                   Dilip S. Vyas
                                            (Principal Financial Officer)




December 8, 1995
----------------