Form 10-Q
period 1996-01-31
CIRCUIT SYSTEMS INC
filed 1996-03-14
CIK 773657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________
                                   Form 10-Q
(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                 For the period ended January 31, 1996

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

                                (847) 439-1999
             (Registrant's telephone number, including area code)

     ___________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 29, 1996 5,321,973.

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

                            CIRCUIT SYSTEMS, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)

-------
ASSETS                                         4/30/95           1/31/96
-------                                      -----------        ---------
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS...............   $    127,865     $    141,388
  ACCOUNTS RECEIVABLE, LESS
    ALLOWANCE OF $350,000 AND $470,000.....    10,007,174       10,263,255
  INVENTORIES
    RAW MATERIAL............................    1,424,571        4,299,177
    WORK IN PROCESS.........................    2,348,590        2,428,477
    FINISHED GOODS..........................      308,864        1,693,811
                                               -----------      -----------
                                                4,082,025        8,421,405

  DEFERRED INCOME TAXES.....................      376,000          376,000
  PREPAID EXPENSES..........................      253,026          196,519
                                               -----------      -----------
     TOTAL CURRENT ASSETS.................     14,846,090       19,398,567


INVESTMENT IN AFFILIATES..................      2,109,225        2,463,373

PROPERTY, PLANT AND EQUIPMENT - AT COST
  BUILDING AND IMPROVEMENTS...............      7,376,273        7,937,024
  MACHINERY AND EQUIPMENT.................     23,288,271       28,917,011
  AUTOMOTIVE EQUIPMENT....................         93,272           64,789
                                               -----------      -----------
                                               30,757,816       36,918,824
    LESS ACCUMULATED DEPRECIATION..........    12,869,112       15,344,872
                                               -----------      -----------
                                               17,888,704       21,573,952
  LAND....................................      2,351,703        2,351,703
                                               -----------      -----------
                                               20,240,407       23,925,655

OTHER ASSETS
  DEPOSITS AND SUNDRY.....................      2,215,328        1,765,923
                                               ----------       ----------
                                                2,215,328        1,765,923
                                               ----------       ----------
                                              $39,411,050      $47,553,518
                                              ===========      ===========

------------------------------------
LIABILITIES AND SHAREHOLDERS EQUITY
------------------------------------

CURRENT LIABILITIES
  CURRENT MATURITIES OF L/T OBLIGATIONS...   $  2,230,310     $  3,270,756
  ACCOUNTS PAYABLE........................      4,952,287        5,660,766
  ACCRUED LIABILITIES.....................      1,019,843        1,626,753
  INCOME TAXES PAYABLE....................        208,709          242,432
                                                ----------       -----------
    TOTAL CURRENT LIABILITIES.............      8,411,149       10,800,707


LONG-TERM OBLIGATIONS.....................     11,622,365       14,248,197
DEFERRED INCOME TAXES.....................      1,259,000        1,581,000

STOCKHOLDERS' EQUITY
  COMMON STOCK............................      3,002,599        3,002,599
  RETAINED EARNINGS.......................     15,115,937       17,921,015
                                               ----------       ----------
                                               18,118,536       20,923,614
                                               -----------      -----------
                                             $ 39,411,050     $ 47,553,518
                                              ===========       ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                            CIRCUIT SYSTEMS, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                          --------------------------            -----------------------------
                                             1/31/95         1/31/96               1/31/95           1/31/96
                                           ----------      -----------           ----------        -----------

NET SALES............................. $  15,257,851     $ 17,189,073          $ 43,715,643       $ 52,172,234

COST OF GOODS SOLD....................    13,416,265       14,386,647            36,922,762         43,360,662
                                         ------------     ------------          ------------       ------------

  GROSS PROFIT........................     1,841,586        2,802,426             6,792,881          8,811,572


SALES AND MARKETING EXPENSES..........       697,598          935,259             2,035,233          2,423,492
ADMINISTRATIVE EXPENSES...............       593,898          543,532             1,686,083          1,553,478
                                          -----------      -----------           -----------        ------------

                                           1,291,496        1,478,791             3,721,316          3,976,970
                                           ----------       ----------            -----------        -----------

 OPERATING INCOME.....................       550,090        1,323,635             3,071,565          4,834,602

OTHER (INCOME) DEDUCTIONS
 INTEREST EXPENSE.....................       236,545          414,201               681,984          1,122,564
 GAIN ON SALE OF EQUIPMENT............        (3,792)         (24,104)              (10,819)           (42,704)
 EQUITY IN EARNINGS OF
   UNCONSOLIDATED AFFILIATE...........      (103,332)        (167,289)             (296,581)          (354,148)
 RENTAL INCOME........................      (103,500)        (105,384)             (310,500)          (439,983)
 SUNDRY...............................        (1,978)         (32,081)               14,849            (49,205)
                                          -----------       -----------          -----------        -----------
                                              23,943           85,343                78,933            236,524
                                           ----------       -----------          -----------        -----------
  EARNINGS BEFORE INCOME TAXES..........     526,147        1,238,292             2,992,632          4,598,078

INCOME TAXES..........................       210,000          483,000             1,194,000          1,793,000
                                          -----------       -----------          -----------       ------------
--------------------------------------
NET EARNINGS.......................... $     316,147     $    755,292          $  1,798,632       $  2,805,078
--------------------------------------    ===========        ==========           ==========       ============

PER SHARE DATA
--------------------------------------
NET EARNINGS PER SHARE................         $0.06            $0.14                 $0.34              $0.52
--------------------------------------    ===========        ==========          ==========       ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING..................     5,332,464        5,378,112             5,335,411          5,344,188


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                            CIRCUIT SYSTEMS, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                NINE MONTHS ENDED
                                               ---------------------
                                                1/31/95     1/31/96
                                             -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET EARNINGS.........................    $  1,798,632     $   2,805,078
  ADJUSTMENTS TO RECONCILE NET EARNINGS
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES DEPRECIATION.............      2,133,000         2,556,000
    GAIN ON SALE OF PROPERTY & EQUIPMENT        (10,819)          (42,704)
    DEFERRED INCOME TAXES...............        248,000           322,000
    EQUITY IN EARNINGS OF UNCONSOLIDATED
     AFFILIATE..........................       (296,581)         (354,148)

CHANGES IN ASSETS AND LIABILITIES
 ACCOUNTS RECEIVABLE.....................      (712,301)         (256,081)
 INVENTORIES.............................      (868,962)       (4,339,380)
 PREPAID EXPENSES........................       (83,965)           56,507
 OTHER ASSETS...........................       (144,375)          449,405
 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES     1,743,320         1,349,112
                                             -----------       ----------
   TOTAL ADJUSTMENTS.....................     2,007,317         (259,289)
                                             -----------       ----------
   NET CASH PROVIDED BY OPERATIONS.......     3,805,949         2,545,789

CASH FLOWS FROM INVESTING ACTIVITIES
  CAPITAL EXPENDITURES...................    (3,109,135)       (2,614,677)
  PROCEEDS FROM SALE OF COMMON STOCK OF
   AFFILIATE.............................        53,552             --
   REPAYMENT OF LOAN FROM AFFILIATE......        55,000             --
   PROCEEDS FROM SALE OF PROPERTY &
    EQUIPMENT............................        23,292            67,100
                                             -----------       ----------
      NET CASH USED IN INVESTING
        ACTIVITIES.......................    (2,977,291)       (2,547,577)

CASH FLOWS FROM FINANCING ACTIVITIES
  NET BORROWINGS UNDER LINE OF CREDIT....       264,984         (450,553)
  PROCEEDS FROM LONG-TERM OBLIGATIONS....     1,280,000        3,000,000
  PAYMENTS ON LONG-TERM OBLIGATIONS......    (2,253,716)      (2,534,136)
                                             -----------       ----------

   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES.................      (708,732)           15,311
                                             -----------       ----------
-----------------------------------------
INCREASE IN CASH.........................        119,926           13,523
-----------------------------------------

CASH AT BEGINNING OF PERIOD..............         33,324          127,865
                                             -----------       ----------
CASH AT END OF PERIOD....................    $   153,250      $   141,388
                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 CASH PAID DURING THE PERIOD FOR:
  INTEREST................................   $  679,791      $  1,107,889
  INCOME TAXES............................    1,205,171         1,437,739

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   ISSUANCE OF CAPITAL STOCK IN SATISFACTION OF
     ACCRUED COMPENSATION AND BENEFITS....   $  357,750      $        --
   CAPITAL LEASES FOR NEW EQUIPMENT.......      450,700         3,650,967

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

3. These consolidated statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles made in the Company's Annual Report and Form 10-K.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net sales for the quarter ended January 31, 1996 were $17,189,000, increasing by 12.7% from $15,258,000 for the same quarter in the prior year. The increase in sales was not as a result of price increases but is primarily due to three individual unaffiliated customers which accounted for approximately $8,003,000 or 46.6% of sales for the quarter ended January 31, 1996, compared to the same period last year in which four customers accounted for approximately 45.0% of net sales. The gross profit for the quarter was $2,802,000 or 16.3% of net sales, compared to $1,842,000 or 12.1% of net sales for the same quarter last year. The higher gross profit is attributed to the higher volume of sales and a decrease in material costs that were partially offset by increases in overhead expenses as a percentage of sales.

The net sales for the nine months ended January 31, 1996 were $52,172,000, increasing by 19.3% from $43,716,000 for the same period in the prior year.
Net sales to three individual unaffiliated customers accounted for approximately 38.2% of net sales for the nine months ended January 31, 1996, compared to the same period in the prior year, in which two customers accounted for approximately 20.7% of net sales. The sales increase is attributed to the same factors as noted above. The gross profit for the nine months ended January 31, 1996 was $8,812,000 or 16.9% of net sales, compared to $6,793,000, or 15.5% of net sales for the same period in the prior year. The gross profit was affected by a decrease in materials, supplies and overhead expenses as a percentage of net sales.

Sales and marketing and administrative expenses for the three and nine months ended January 31, 1996, were $1,479,000, or 8.6% of net sales and $3,977,000 or 7.6% of net sales, respectively, compared to $1,291,000 or 8.5% of net sales and $3,721,000 or 8.5% of net sales, respectively, for the same periods in the prior year. The decrease in the costs as a percentage of net sales for the nine months is due to decreases in salaries and professional fees that were partially offset by an increase in the allowance for bad debts and higher commission expense due to an increase in commissionable sales.

The other (income) deductions-net for the three and nine months ended January 31, 1996 reflected an expense of $85,000 and $237,000, respectively, compared to $24,000 and $79,000, respectively, for the same periods in the prior year. Increased borrowings affected the increase in interest expense which was $414,000 and $1,123,000, respectively, in 1996, compared to $237,000 and

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

$682,000, respectively, for the same periods in the prior year. The increase was partially offset by rental income of $105,000 and $440,000, respectively, in 1996, compared to $104,000 and $311,000, respectively, for the same periods last year. The increase for the nine months ended January 31, 1996 was the result of leasing the 2400 Lunt Avenue location to an unaffiliated entity that expired in November 1995. The equity in the net earnings of the unconsolidated affiliate, SigmaTron International, Inc., was $167,000 and $354,000, respectively, in 1996, compared to $103,000 and $297,000, respectively, for the same periods in the prior year.

The effective income tax rate for the nine months ended January 31, 1996, is 39.0%, compared to 39.9% for the same period in the prior year.

The net earnings and earnings per share for the three and nine months ended January 31, 1996, were $755,000 or $.14, and $2,805,000 or $.52, respectively, compared to $316,000 or $.06, and $1,799,000 or $.34, respectively, for the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial requirements were met through cash generated from operations and increased borrowings.

For the nine months ended January 31, 1996, the increase in inventories of $4,339,000, capital expenditures of $2,615,000, payments on long-term obligations of $2,534,000, and the net decrease in the line of credit of $451,000 were funded by operating income, proceeds from long-term obligations of $3,000,000, increase in accounts payable and accrued liabilities of $1,349,000, and the decrease in other assets of $449,000.

The increase in inventories from the year end levels was primarily due to an increase in raw materials of approximately $2,875,000, which management has consciously built up due to anticipated price increases and potential shortages of material as well as an increase in finished goods inventories of approximately $1,385,000 which is primarily due to a stocking program for a significant customer.

The Company has purchased commitments as of January 31, 1996 of approximately $1,700,000 for future deliveries of machinery and equipment to increase production capacity and additional testing equipment to enhance testing

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



capability. In addition, approximately $1,300,000 is estimated for building improvements at the 2400 Lunt Avenue location of which approximately $200,000 has been expended during the quarter ended January 31, 1996. The building improvements at this location will allow for realignment of some departments, which will improve operating efficiency, add production capacity and provide a larger area for administrative functions. The Company intends to finance such purchases through collateralized borrowings, installment loans, and existing cash flow.

The Company's backlog at January 31, 1996, is approximately $11,084,000, compared to $13,874,000 at January 31, 1995. Backlog represents orders scheduled to be shipped within approximately six months, but most of which is shipped in four months or less. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customer orders and the Company's scheduled production and delivery dates. This is consistent with a general slowdown in the industry as a result of efforts to realign inventory levels. The sales slowdown, following a Company expansion program, increased capacity and a higher level of fixed costs, will create a short term profitability crunch.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                           PART 2 - OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits

                  Exhibit 11 - Calculation of Primary and Fully Diluted Per Share Earnings

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the quarter ended January 31, 1996.

                             CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES


            _______________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, registrant's principal financial officer, thereunto duly authorized.






                                                Circuit Systems, Inc.
                                                     (registrant)




                                                /s/     DILIP S. VYAS
                                                ------------------------------
                                                        Dilip S. Vyas
                                                (Principal Financial Officer)




March 11, 1996