Form 10-K
period 1995-12-31
CIRCUIT SYSTEMS INC
filed 1996-07-24
CIK 773657

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-K
  (Mark One)
    X      Annual Report pursuant  to Section 13  or 15(d)  of the
  Securities Exchange Act of 1934.
         (Fee Required)
         For the fiscal year ended April 30, 1996
                                  or
         Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         (No Fee Required)
         For the transition period from ____ to _____.

                    Commission file number 0-15047
                      CIRCUIT SYSTEMS, INC.
       (Exact name of registrant as specified in its charter)

             Illinois                                        36-2663010
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                 Identification Number)

  2350 E. Lunt Ave., Elk Grove Village, IL                        60007
  (Address of principal executive offices)                   (Zip Code)

  Registrant's telephone number, including area code     (847) 439-1999

  Securities registered pursuant to Section 12(g) of the Act:

                     Common, no par value per share

                           Title of  class

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
  amendment to this Form 10-K.  (    )

  The aggregate market value of the voting stock held by non affiliates of the registrant as of June 30, 1996 (based on the closing price as quoted by NASDAQ as of such date) was $20,678,694.

  The number of outstanding shares of the registrant's common stock, no par value per share, as of June 30, 1996, was 5,321,973.

                 DOCUMENTS INCORPORATED BY REFERENCE

  Those sections or portions of the definitive proxy statement of Circuit Systems, Inc., for use in connection with its annual

  meeting of stockholders to be held September 13, 1996 are incorporated by reference into Part III of this Form 10-K.

                          TABLE OF CONTENTS


  PART I

       ITEM 1. BUSINESS   ...................................  2
       ITEM 2. PROPERTIES    ................................  5
       ITEM 3. LEGAL PROCEEDINGS   ..........................  5
       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS    .......................  5


  PART II

       ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER MATTERS    .  6
       ITEM 6. SELECTED FINANCIAL DATA    ...................  6
       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS    ............................   7
       ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .   9
       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE ...   9


  PART III

       ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT    .............................  10
       ITEM 11.EXECUTIVE COMPENSATION    .................    10
       ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT    ..................  10
       ITEM 13.CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS    ...........................  10

  PART IV

       ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K     ...............  10

  SIGNATURES    ............................................. 11

  PART I                 ITEM 1.  BUSINESS

  The Company manufactures and sells single-sided, double-sided and multilayer printed circuit boards. All of the Company's printed circuit boards are specially designed by the customer and are manufactured to exacting customer specifications. The boards are sold primarily to original equipment and contract manufacturers ("OEM's") of computers and peripherals, consumer and industrial electronic equipment and telecommunications equipment by the Company's in-house sales force and independent sales representatives. The Company is a U.L. recognized manufacturer of single-sided, double-sided and multilayer printed circuit boards.

  Circuit Systems, Inc. was incorporated in Illinois on May 26, 1967. In September, 1985, the Company successfully completed its initial public offering and became a publicly-owned company. On February 26, 1987, the Company acquired Ionic Industries, Inc., a circuit board manufacturing company. The Company's Common Stock is traded over-the-counter on NASDAQ under the symbol CSYI.

  The Company also owns 556,413 shares of the common stock of SigmaTron International, Inc. ("SigmaTron") , an electronics contract manufacturer, representing an approximate 20% interest. SigmaTron's common stock trades on the NASDAQ national market system under the symbol SGMA.

  In September, 1995, the Company entered into an agreement with Gujarat Apollo Industries And Finance Limited, of Ahmedabad, India, a company registered under the Indian Companies Act, to form Circuit Systems (India) Limited ("CSI (India)") to produce primarily single-sided printed circuit boards in large volume in Gandhinagar, India, at competitive prices for the existing customers in the international marketplace and in head-to-head competition with Far East manufacturers. The Company's majority investment consists of approximately $500,000 of both new and used equipment which it has begun to ship to India. Operations are expected to commence in September, 1996. CSI (India) is expecting to generate approximately $1,200,000 in sales in the first full year of operations and $2,000,000 in the second year.

  The Company also purchased a 150,000 square foot vacant parcel of land from the Maharashtra Industrial Development Corporation in the electronics zone near the airport in Bombay, India. The Company expects to build a facility on the site when the Company has determined that its customers have a need for primarily double-sided printed circuit board production for their Far East facilities. The Company may share the facility with a electronics component manufacturer or assembler.

  PRINTED CIRCUIT BOARDS

  Printed circuit boards consist of metallic interconnecting paths on a nonconductive material, typically laminated epoxy glass. Holes drilled in the laminate and plated-through with conductive material from one surface to another, called plated-through holes, are used to receive component leads and to interconnect the circuit layers. Printed circuit boards are used in large quantities in the electronics industry to mount and interconnect microprocessors, integrated circuits and other electronic components.

  The quality and design of printed circuit boards have evolved to meet the changing needs of the electronics industry. The development of electronic components with increased speed, higher performance and smaller size has stimulated a demand for printed circuit boards with increased reliability, density and complexity. Double-sided printed circuit boards are manufactured with a different circuit pattern on each side. Multilayer printed circuit boards consist of three or more layers of circuitry laminated together and interconnected by plated-through holes.

  MARKETS

  The Illinois based Institute of Interconnecting and Packaging Electronic Circuits ("IPC") reported that the total U.S. printed circuit board industry grew in 1995 to approximately $7.1 billion from approximately $6.4 billion in 1994. Independent printed circuit board manufacturers continued to gain a larger share of the total printed circuit board market. The independent's share, according to the IPC, reached 85% in 1995 from 83% in 1994. The IPC continues to be confident about future growth prospects for the printed circuit board industry and estimates the industry to continue to grow between 9% and 10% for the years 1996 and 1997.

  The printed circuit board market is segmented by type of circuit boards, namely single-sided, double-sided, multilayer, backplane and flexible. The Company currently does not manufacture any backplane or flexible circuit boards. Historically, the Company has operated primarily in the double-sided plated through hole segment of the market, but as a marketing strategy, the Company offers its customers a "one-stop shopping" capability since the Company also serves the single-sided and multilayer segments of the printed circuit board market. The Company also offers its customers quick turn around prototype services to complement its full range of services.

  For the year ended April 30, 1996, 8% of the Company's sales were represented by single-sided, 69% by double-sided plated through, and 23% by multilayer printed circuit boards. The IPC estimates that single-sided, double-sided and multilayer printed circuit boards represent 5%, 23% and 72%, respectively, of the total printed circuit board market. Management will continue to pursue additional market share in all three segments of the market.

  CUSTOMERS AND MARKETING

  The Company had approximately 150 active customers as of April 30, 1996. These customers include small to large-size companies and represent a cross-section of the electronics equipment industry.

  The Company's customers are typically OEMs and subcontractors for OEMs. The customers include American Power Conversion, Lucent Technologies (formerly AT & T), General Instrument Corporation, Honeywell, Inc., IBM Corp., Motorola, Inc., Group Technologies, Inc., SCI Systems, Inc., SigmaTron International, Inc., U. S. Robotics Corporation, Zenith Electronics Corp., Williams Electronics, Inc., and many other accounts.

  Lucent Technologies and U.S. Robotics Corporation, accounted for approximately 18.6% and 12.1%, respectively, of the Company's net sales for the year ended April 30, 1996. American Power
  Conversion and General Instrument Corporation accounted for approximately 10.8% and 10.7%, respectively, of the Company's net sales for the year ended April 30, 1995.

  The Company's marketing strategy is to become a supplier to potential customers who utilize printed circuit boards in volume and build long-term relationships with those customers. Most of the Company's customers require the Company to undergo a qualification process before acceptance as a supplier. The
  Company encourages the customer to use its production and engineering facility in connection with the development of printed circuit boards for their new projects. In this way, the Company becomes involved with the customer's engineers in the early stages of new product design.

  The Company markets its products through 24 independent sales representatives and through a sales and customer service staff consisting of 6 full time individuals.

  The Company's printed circuit boards are typically sold on terms where the invoiced amounts are due within 30 days of invoice.
  The Company generally warrants its boards for 30 days from date of shipment.

  COMPETITION

  The printed circuit board market is highly competitive and fragmented. Over 650 independent manufacturers in the U.S. compete primarily on the basis of price, quality, reliability and timely deliveries rather than on patent protection. According to the IPC report, there were 22 independent manufacturers of printed circuit boards in the U.S. which had sales in excess of $50 million in 1995. Manufacturing processes are complex and, therefore, it is important to maintain a skilled and motivated work force. The technology used in the manufacture of most boards is widely available. Double-sided and multilayer circuit boards produced in large volumes involve a higher level of material and process technology and, therefore, a substantially larger investment in plant and equipment is required.

  Major  in-house  printed   circuit  board  producers   are  also
  considered competitors. In-house producers include companies which are electronics equipment manufacturers significantly larger than the Company and with significantly greater financial, technical and other resources. Printed circuit board users having in-house sources of supply also rely on independent board manufacturers to supply a portion of their demand. There is a risk that the Company's customers will make greater use of their own facilities rather than purchasing from the Company.

  EMPLOYEES

  At April  30, 1996,  the Company  had  approximately 530  people employed on a full-time basis in manufacturing, sales, engineering and administrative functions. The Company believes that its employee relations are good. The Company's employees are not represented by a union and the Company has never experienced a work stoppage.

  BACKLOG

  As of June 30, 1996, the Company's backlog was approximately $12,599,000 in contrast to $12,060,000 as of June 30, 1995.
  Backlog is comprised of orders which have a scheduled shipment date. Some orders in backlog may be canceled under certain conditions. The majority of the June 30, 1996 backlog is scheduled to be shipped within approximately 4 months. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customers' orders and the Company's scheduled production and delivery dates.

  MANUFACTURING PROCESS

  The Company uses a variety of raw materials in its processes including sheets of copper-clad epoxy glass, various chemicals, dry film photo resists and gold used for sliding connector surfaces on the printed circuit board. The raw materials used in the Company's product consist chiefly of inorganic chemicals, copper foil, copper-clad laminate stock and various core materials. Adequate amounts of raw material have been readily available to the Company in the past, and the Company believes it would, if necessary, be able to qualify additional sources for supplies without a material adverse effect on its business.

  More than thirty sequential steps can be required in the printed circuit board manufacturing process. Certain stages are entirely manual and depend on operator skill, while others require mechanical, electrical, chemical and metallurgical know-how and high-precision photography.

  All of the Company's  products are designed by  the customer and
  manufactured to their specifications.   Research and development
  activities are related to advancing its manufacturing technology.

  COMPLIANCE WITH ENVIRONMENTAL REQUIREMENTS

  Waste treatment  and  disposal  is  a  major  consideration  for printed circuit board manufacturers since the manufacturing processes utilize substantial quantities of metals, acids, other toxic substances and water. In order to comply with emerging environmental regulations, the Company continues to invest in equipment, materials and training of employees as required. From time to time, unexpected minor violations have occurred which the Company has promptly corrected. The Company also believes that all of its manufacturing facilities currently materially comply with all regulatory environmental laws.

  ITEM 2.  PROPERTIES

  The Company owns four production facilities and one warehouse. The 2400 E. Lunt location, acquired in fiscal year 1995, is in the process of renovation to become a production facility. Currently 2350 E. Lunt and 2201 Landmeier are crowded and many
  department  layouts  are   inefficient.    The   completion  of
  improvements on 2400 E. Lunt during fiscal 1997 will create space for realignment of some departments, which will improve operating efficiency, add production capacity and provide a larger area for administrative functions.

  The following table lists the administrative and printed circuit board production facilities of the Company:

         Location                Function              Square Footage
        ----------              ----------            ----------------
  2350 E. Lunt Avenue     Administrative and              48,000
  Elk Grove Village, IL   primarily double-sided

  2201 Landmeier Road     Primarily single-sided         117,000*
  Elk Grove Village, IL   and double-sided

  896 Anita Avenue        Primarily multilayer            47,000
  Antioch, IL

  2450 E. Lunt Avenue     Warehouse - portion leased      38,000
  Elk Grove Village, IL   through April 96
                          (Seeking new lessee)

  2400 E. Lunt Avenue     Leased through November 95      61,000
  Elk Grove Village, IL   (Currently being upgraded to
                          manufacturing facility)

    * Approximately 52,000 square feet are leased to SigmaTron, which paid an aggregate rental of $302,000 to the Company in 1996.

  ITEM 3.  LEGAL PROCEEDINGS

  The Company is a party to legal actions arising in the ordinary course of its business, none of which, individually or in the aggregate, in the opinion of management, after consulting with counsel, will have a material adverse effect on the business or financial condition of the Company.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders in the fourth quarter of fiscal 1996.

  PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the National Association of Securities Dealers National Market System ("NASDAQ") under the symbol CSYI. The following table sets forth the closing prices in the NASDAQ National Market System for the Common Stock, as reported by NASDAQ.

  PERIOD                        HIGH      LOW
             Fiscal 1995
  First Quarter                 8 1/8     5 1/4
  Second Quarter                6 1/8     4 7/8
  Third Quarter                 6 3/8     4 1/4
  Fourth Quarter                5 1/4     3
             Fiscal 1996
  First Quarter                 4 1/4     3 1/8
  Second Quarter                5 1/8     3 1/8
  Third Quarter                 7 7/8     4 1/4
  Fourth Quarter                7 1/2     4 3/8

  The Company has not paid dividends on its Common Stock since fiscal 1980. Declarations of dividends is within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time. The Company's loan agreements currently contain certain restrictions that may have the effect of limiting the amount of dividends which the Company could pay in the future. See Note C of Notes to Consolidated Financial Statements.

  As of June 30, 1996 there were approximately 250 holders of record of the Common Stock of the Company, which does not include
  shareholders   whose stock  is  held through securities position
  listings.

  ITEM 6.  SELECTED FINANCIAL DATA

                         Year Ended April 30,
            (In thousands, except for per share amounts)
                          1992     1993    1994     1995     1996
   Net Sales           $47,234  $51,419  $60,411  $59,586  $65,130
   Net Earnings          1,785    3,056    4,989    2,242    3,084
   Net Earnings per
   common share(1)         .35      .59      .95      .42      .58
   Total Assets         23,999   26,074   33,102   39,411   45,816
   Long-Term  Oblig.     9,291    7,406    5,612   11,622   14,536

  (1)  Earnings  per common share  have been determined  using the weighted average number of  common and common  equivalent shares outstanding.  The weighted  average number of common  and common equivalent shares  outstanding  for the  years  ended April  30,
  1992, 1993, 1994,  1995 and  1996 were   5,163,323,  5,185,145,
  5,261,766,  5,328,719 and 5,353,428 respectively.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                              Year Ending April 30,
                   (In thousands, except for per share amounts)
                          1994       1995      1996
   Net Sales            $60,411    $59,586   $65,130

  Cost of Sales          48,624     50,772    54,392

  Gross Profit           11,787      8,814    10,738

  Operating Expenses      5,405      5,017     5,328

  Operating Profit        6,382      3,797     5,410

  Other Deductions
  (Income)-Net          (1,518)        133       408

  Income Tax Expense      2,911      1,422     1,918

  Net Earnings           $4,989     $2,242    $3,084

  Net Earnings
    per Common Share    $   .95    $   .42   $   .58

  RESULTS OF OPERATIONS 1996 COMPARED TO 1995

  The net sales in 1996 increased by 9.3% to $65,130,000 from $59,586,000 in the prior year. The increase in sales was not as a result of price increases but is primarily due to four individual unaffiliated customers which accounted for approximately $29,832,000 or 45.8% of net sales in 1996 compared to 1995 in which two customers accounted for approximately $12,964,000 or 21.5% of net sales.

  The gross profit in 1996 was $10,738,000 or 16.5% of net sales, compared to $8,814,000 or 14.8% of net sales for the prior year. The higher gross profit percentage in 1996 is attributed to the higher volume of sales and a decrease in materials and factory supplies that were partially offset by increases in overhead expenses as a percentage of sales. The lower gross profit percentage in 1995 was attributed to a higher level of returns and rework and continuation of very competitive pricing within the industry, which had resulted in higher costs as a percentage of sales.

  Selling, General and Administrative expense in 1996 was $5,328,000 or 8.2% of net sales, compared to $5,017,000 or 8.4%
  of net sales in the prior year. Commission expense, provision for bad debts and overhead expenses increased, while salaries and professional services decreased when compared to the prior year.

  Other Deductions - Net in 1996 was $408,000 compared to $133,000 in the prior year. Additional borrowings on equipment notes and leases increased interest expense to $1,527,000 from $924,000 in the prior year. This increase was partially offset by the equity in the net earnings of the unconsolidated affiliate, SigmaTron to $478,000 compared to $384,000 in the prior year. Rental income increased to $552,000 compared to $425,000 in the prior year and sundry was income of $82,000 in 1996 compared to an expense of $24,000 in the prior year.

  The 1996 effective income tax rate was 38.4% as compared to 38.8% in the prior year.

  The Net Earnings and Earnings Per Share for 1996 were $3,084,000 and $.58, respectively, compared to $2,242,000 and $.42, respectively, for the prior year.

  The Company's backlog of orders at June 30, 1996 is $12,599,000 compared to $12,060,000 at June 30, 1995. Backlog represents orders scheduled to be shipped within approximately 6 months, but most of which is shipped in 4 months or less. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customer orders and the Company's scheduled production and delivery dates.

  SigmaTron net sales, gross profit and net earnings for the year ended April 30, 1996 were $69,558,000, $10,142,000 and
  $2,367,000, respectively, as compared to $45,345,000, $8,412,000 and $1,891,000, respectively, for the year ended April 30, 1995.

  RESULTS OF OPERATIONS 1995 COMPARED TO 1994

  The net sales were $59,586,000, a decrease of 1.4 % compared to $60,411,000 in the prior year. The decrease in 1995 net sales was primarily due to the result of a decline in the special project for several subcontractors of a certain end user initiated during 1994 and the rejection of certain boards initially produced under a new manufacturing process, which amounted to approximately $1,250,000 in returns during the fourth quarter. The gross profit in 1995 was $8,814,000 or 14.8% of net sales, compared to $11,787,000 or 19.5% of net sales for the prior year. The lower gross profit percentage was attributed to a higher level of returns and rework and continuation of very competitive pricing within the industry. This resulted in a higher percentage of labor, materials, supplies, depreciation and overhead expenses. In addition, material prices have increased throughout 1995, which was partially offset by a decrease in labor and related costs due to a reduction of a Company-wide bonus and ESOP accrual of approximately $748,000 in 1994.

  Selling, General and Administrative expense in 1995 was $5,017,000 or 8.4% of net sales, compared to $5,405,000 or 8.9%
  of net sales in the prior year. Commissions (higher house account sales), salaries and bad debts decreased which was partially offset by increases in professional services and other expenses. The prior year also included a Company-wide bonus, as well as the president's bonus and ESOP contribution of approximately $378,000 in 1994.

  Other Deductions (Income)-Net in 1995 was an expense of $133,000 compared to $1,518,000 of income in the prior year. These amounts included the equity in the earnings of SigmaTron of $384,000 for 1995 compared to the earnings of SLP/SigmaTron and ST One, Inc. of $705,000 for 1994. The Company reduced its ownership interest from 38.7% to 20.3% when SigmaTron completed its initial public offering in February, 1994. 1994 also included a realized gain on the sale of SigmaTron stock of $750,000 and an unrealized gain of $586,000 on the increase of SigmaTron's net book value. Rental income increased to $425,000 in 1995 from $364,000 in 1994, primarily as a result of the lease of a premises acquired in 1994 to an unaffiliated entity. Interest expense remained constant in 1995.

  The 1995 effective tax rate of 38.8% was higher than the 1994 rate of 36.9%, primarily due to the utilization of a capital loss carryforward and higher state tax credits in 1994.

  The Net Earnings and Earnings Per Share for 1995 were $2,242,000
  and  $.42,  respectively,  compared  to   $4,989,000  and  $.95,
  respectively, for the prior year.

  The Company's backlog of orders at June 30, 1995 was $12,060,000, compared to $8,599,000 at June 30, 1994. Backlog represents orders scheduled to be shipped within approximately 6 months, but most of which is shipped in 4 months or less.

  SigmaTron/SLP net sales, gross profit and net earnings for the year ended April 30, 1995 were $45,345,000, $8,412,000 and
  $1,891,000, respectively, as compared to $36,690,000, $6,252,000 and $1,862,000, respectively, for the year ended April 30, 1994.

  LIQUIDITY AND CAPITAL RESOURCES

  During 1996 the Company generated positive cash flow from operating activities of $3,247,000. This amount, together with proceeds from long-term obligations of $7,985,000, was used for capital expenditures of $7,453,000, payments on long-term obligations of $3,288,000 and the net decrease in the line of credit of $489,000.

  The Company renewed its line of credit agreement on April 30, 1996. The agreement provides for maximum borrowings of $10,000,000, which is limited to 80% of eligible accounts receivable, 50% of eligible raw materials inventory not to exceed $2,000,000 and 75% of eligible finished goods inventory not to exceed $3,000,000. Payments are not scheduled until the borrowings mature on August 31, 1997. The amount of the borrowing as of April 30, 1996, is approximately $4,388,000. Certain covenants restrict the amount of dividends the Company could pay, as well as the amount of capital stock redemptions . In June 1996, the Company entered into an installment loan of $1,500,000 payable in monthly payments of approximately $31,000 through May 31, 2001 for improvements to the 2400 E. Lunt Avenue property.

  The Company has purchase commitments as of June 30, 1996 of approximately $4,200,000 for future deliveries of machinery and equipment and $250,000 for building improvements to the 2400 E. Lunt Avenue property. The Company intends to finance such purchases through collateralized borrowings, installment loans and existing cash flow.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Response to this Item is included in Item 14(a) of this report.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  NONE


  PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held September 13, 1996, and is incorporated herein by reference.


  ITEM 11.  EXECUTIVE COMPENSATION

  Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held September 13, 1996, and is incorporated herein by reference.


  ITEM 12.   SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL  OWNERS AND
  MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held September 13, 1996, and is incorporated herein by reference.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held September 13, 1996, and is incorporated herein by reference.

  PART IV

  ITEM 14.  EXHIBITS,  FINANCIAL STATEMENTS SCHEDULES  AND REPORTS
  ON FORM 8-K

  (a)(1) and (a)(2) The financial statements including supporting schedules, are listed in the Index to Financial Statements and Financial Statement Schedules filed as part of this Form 10-K on Page F-1.

  (a)(3)   See Index to Exhibits filed as part of this Form 10-K.

  (b)      Reports on Form 8-K:  None.

  (c)      Exhibits:  Included in Item 14(a)(3) above.

  (d) Financial Statement Schedules required by Regulation S-X. Included in Items 14(a)(1) and 14(a)(2) above.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Circuit Systems, Inc.



       Dated:  July 17, 1996         /s/ D.S. Patel

                                     D.S. Patel, President and
                                     Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

        Signature                  Title                 Date


   /s/ D.S. Patel             Chairman of the Board of    July 17, 1996
   D.S. Patel                 Directors; President and
                              Chief Executive Officer
                              (Principal Executive
                              Officer)

   /s/ Richard J.Augustine    Director                    July 17, 1996
   Richard J. Augustine

   /s/ Gary R. Fairhead       Director                    July 17, 1996
   Gary R. Fairhead

   /s/ C. Joseph Incrocci     Director                    July 17, 1996
   C. Joseph Incrocci

   /s/ Magan H. Patel         Executive Vice President,   July 17, 1996
   Magan H. Patel             Assistant Secretary and
                              Director

   /s/ Thomas W. Rieck        Secretary and Director      July 17, 1996
   Thomas W. Rieck

   /s/ Dilip S. Vyas          Vice President-Business     July 17, 1996
   Dilip S. Vyas              Development, and Director
                             (Principal Financial
                              Officer)

                    INDEX TO FINANCIAL STATEMENTS
                   AND FINANCIAL STATEMENT SCHEDULE



                                                             Page

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS .......  F-2

  CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS

     ASSETS.................................................  F-3

     LIABILITIES............................................  F-4

   CONSOLIDATED STATEMENTS OF EARNINGS .....................  F-5

   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ..........  F-6

   CONSOLIDATED STATEMENTS OF CASH FLOWS ...................  F-7

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..............  F-9

  FINANCIAL STATEMENT SCHEDULE

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS ......... F-20

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  Board of Directors
  Circuit Systems, Inc.

  We have audited the accompanying consolidated balance sheets of Circuit Systems, Inc. (an Illinois Corporation) and Subsidiaries as of April 30, 1995 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circuit Systems, Inc. and Subsidiaries as of April 30, 1995 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.

  We have also audited Schedule II of Circuit Systems, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                  GRANT THORNTON LLP


  Chicago, Illinois
  July 3, 1996

       F2
                                     Circuit Systems, Inc. and Subsidiaries
                                          CONSOLIDATED BALANCE SHEETS
                                             Years ended April 30,

                      ASSETS                         1995           1996
                                                 -----------    -----------
  CURRENT ASSETS
    Cash and cash equivalents (note A) ........   $  127,865     $  243,269
    Receivables (note C)
     Trade ....................................    9,876,026      7,951,621
     Affiliate ................................      417,939        628,641
     Other ....................................       63,209         13,872
                                                 -----------    -----------
                                                  10,357,174      8,594,134
     Less allowance for doubtful receivables ..      350,000        475,000
                                                 -----------    -----------
                                                  10,007,174      8,119,134
    Inventories (notes A and C)
     Raw material .............................    1,424,571      3,909,818
     Work in process ..........................    2,348,590      2,094,047
     Finished goods ...........................      308,864      1,596,777
                                                 -----------    -----------
                                                   4,082,025      7,600,642

    Deferred income taxes (notes A and D) .....      376,000        408,000
    Prepaid expenses ..........................      253,026        193,137
                                                 -----------    -----------
         Total current assets .................   14,846,090     16,564,182

  INVESTMENT IN AFFILIATE (notes A, B and I) ..    2,109,225      2,587,609

  PROPERTY, PLANT AND EQUIPMENT - AT COST
             (notes A and C)
     Building and improvements ................    7,376,273      8,397,345
     Machinery and equipment ..................   23,288,271     26,482,833
     Automotive equipment .....................       93,272         64,789
     Equipment not placed in service ..........         -         3,488,394
                                                 -----------    -----------
                                                  30,757,816     38,433,361
     Less accumulated depreciation
          and amortization                        12,869,112     15,894,629
                                                 -----------    -----------
                                                  17,888,704     22,538,732
     Land .....................................    2,351,703      2,351,703
                                                 -----------    -----------
                                                  20,240,407     24,890,435
  OTHER ASSETS
    Cash surrender value of
      officers life insurance policies ........      301,059        352,868
    Equipment deposits ........................    1,317,869        841,504
    Sundry ....................................      596,400        579,656
                                                 -----------    -----------
                                                   2,215,328      1,774,028
                                                 -----------    -----------
                                                 $39,411,050    $45,816,254
                                                 ===========    ===========

        F3
                                     Circuit Systems, Inc. and Subsidiaries
                                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                                             Years ended April 30,

        LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     1995          1996
                                                 -----------    -----------
  CURRENT LIABILITIES
    Current maturities of
        long-term obligations (note C) ......    $ 2,230,310    $ 3,523,979
    Accounts payable ........................      4,952,287      3,659,482
    Accrued expenses ........................      1,019,843      1,012,121
    Income taxes payable (notes A and D) ....        208,709        322,432
                                                 -----------    -----------
       Total current liabilities ............      8,411,149      8,518,014

  LONG-TERM OBLIGATIONS (note C) ............     11,622,365     14,535,823

  DEFERRED INCOME TAXES (notes A and D) .....      1,259,000      1,560,000

  COMMITMENTS AND CONTINGENCIES (notes E and F)         -              -

  SHAREHOLDERS' EQUITY
    Common stock - authorized, 20,000,000 shares
     without par value; issued and outstanding,
     5,321,973 shares in 1995 and 1996 (note G)    3,002,599      3,002,599
    Retained earnings .......................     15,115,937     18,199,818
                                                 -----------    -----------
                                                  18,118,536     21,202,417
                                                 -----------    -----------
                                                 $39,411,050    $45,816,254
                                                 ===========    ===========

           The accompanying notes are an integral part of these statements
        F4

                                   Circuit Systems, Inc. and Subsidiaries
                                     CONSOLIDATED STATEMENT OF EARNINGS
                                            Years ended April 30,

                                          1994         1995          1996
                                      -----------  -----------   -----------
  Net sales (note H) ..............   $60,411,353  $59,586,492   $65,130,099
  Cost of goods sold ..............    48,624,324   50,772,539    54,391,753
                                       ----------   ----------    ----------
       Gross profit ...............    11,787,029    8,813,953    10,738,346

  Sales and marketing expenses ....     3,254,842    2,786,894     3,035,967
  Administrative expense ..........     2,067,271    2,177,404     1,915,492
  Provision for doubtful receivables       83,220       52,303       377,159
                                        ---------    ---------     ---------
                                        5,405,333    5,016,601     5,328,618

       Operating profit ...........     6,381,696    3,797,352     5,409,728

  Other deductions (income)
    Interest expense ..............       928,937      924,080     1,527,467
    Interest income ...............       (22,360)      (6,143)       (7,414)
    Equity in earnings of
     unconsolidated affiliates
     (notes A ,B and I) ...........      (705,100)    (384,361)     (478,384)
    Realized gain on sale of common
    stock of affiliate in public
     stock offering (note B) ......      (750,188)         -             -
    Unrealized gain on public stock
     offering by affiliate (note B)      (586,132)         -             -
    Rental income (note I) ........      (364,000)    (424,691)     (551,650)
    Sundry ........................       (19,000)      24,482       (82,172)
                                       -----------   ---------     ---------
                                       (1,517,843)     133,367       407,847
                                       -----------   ----------    ---------
       Earnings before income taxes     7,899,539    3,663,985     5,001,881

  Income tax expense (notes A and D)    2,911,000    1,422,000     1,918,000
                                      -----------    ---------     ---------
       NET EARNINGS ...............   $ 4,988,539  $ 2,241,985   $ 3,083,881
                                        =========    =========     =========
  Per share data (note A)
    Net earnings ..................        $.95         $.42          $.58
                                         ========      =======       =======

   The accompanying notes are an integral part of these statements
        F5

                                  Circuit Systems, Inc. and Subsidiaries
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 Years ended April 30, 1994, 1995 and 1996

                                      Common        Retained
                                       stock        Earnings        Total
                                    -----------   -----------   ------------
  Balance at May 1, 1993 .......    $ 2,377,274   $ 7,885,413   $ 10,262,687

  Issuance of 45,650 shares of
    common stock ...............        267,575           -          267,575

  Net earnings for the year ....            -       4,988,539      4,988,539
                                      ---------    ----------     ----------
  Balance at April 30, 1994 ....      2,644,849    12,873,952     15,518,801

  Issuance of 54,000 shares of
    common stock ...............        357,750           -          357,750

  Net earnings for the year ....            -       2,241,985      2,241,985
                                      ---------    ----------     ----------
  Balance at April 30, 1995 ....      3,002,599    15,115,937     18,118,536

  Net earnings for the year ....            -       3,083,881      3,083,881
                                      ---------    ----------     ----------
  Balance at April 30, 1996 ....    $ 3,002,599  $ 18,199,818   $ 21,202,417
                                      =========    ==========     ==========

   The accompanying notes are an integral part of these statements
        F6

                                    Circuit Systems,  Inc. and Subsidiaries
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Years ended April 30,

                                           1994        1995          1996
                                         ----------  ----------    ----------
  Cash flows from operating activities:
    Net earnings .....................  $ 4,988,539 $ 2,241,985   $ 3,083,881

    Adjustments to reconcile net
     earnings to net cash provided by
     operating activities:

       Depreciation and amortization ...  2,357,912   2,912,922     3,144,759
       Deferred income taxes ...........    484,000     327,000       269,000
       (Gain) loss on sale/disposition
         of equipment ..................    (22,531)      3,786       (31,271)
       Equity in earnings of
         unconsolidated affiliates .....   (705,100)   (384,361)     (478,384)
       Realized gain on sale of
         common stock of affiliate in
         public stock offering .........   (750,188)         -            -
       Unrealized gain on public
         stock offering by affiliate ...   (586,132)         -            -
       Stock bonus .....................    190,575          -            -
       Changes in assets and liabilities
         Receivables ...................   (433,154)  (1,222,464)   1,888,041
         Inventories ...................   (754,123)    (846,353)  (3,518,617)
         Prepaid expenses ..............     13,800     (107,322)      59,889
         Other assets ..................   (101,377)  (1,022,101)      16,744
         Accounts payable, accrued
          expenses and income taxes
          payable ......................    892,015      (47,451)  (1,186,806)
                                          ----------  -----------  -----------
            Total adjustments ..........    585,697     (386,344)     163,355
                                          ----------  -----------  -----------
            Net cash provided by
               operating activities ....  5,574,236    1,855,641    3,247,236

          Cash flows from investing
              activities:

    Capital expenditures ............... (6,844,415)  (4,755,409)  (7,452,816)
    Proceeds from sale of equipment ....     93,000       53,392      165,666
    Partnership distributions ..........    313,548          -            -
    Dissolution of partnership .........        -         53,552          -
    Repayment of note receivable
     from affiliate ....................    120,000       55,000          -
    Proceeds from sale of common stock
     of affiliate ......................  1,090,602          -            -
    Increase in cash surrender value
     and other assets ..................   (771,297)     (22,085)     (51,809)
                                         -----------  -----------  -----------
  Net cash used in investing activities  (5,998,562)  (4,615,550)  (7,338,959)

        F7

                                  Circuit Systems, Inc. and Subsidiaries
                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                           Years ended April 30,

                                            1994         1995          1996
                                        ----------    ----------    ----------
  Cash flows from financing activities:
    Net borrowings under line of credit  $ 404,248   $ 1,258,024   $ (489,275)
    Proceeds from issuance of
     long-term obligations ............. 2,819,076     6,300,000    7,984,895
     Payments on long-term obligations..(2,848,797)   (4,703,574)  (3,288,493)
                                        -----------   -----------  -----------
            Net cash provided by
              financing activities .....   374,527     2,854,450    4,207,127
                                        -----------   -----------  -----------
            INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS .....   (49,799)       94,541      115,404

  Cash and cash equivalents at
           beginning of year ...........    83,123        33,324      127,865
                                        -----------   -----------  -----------
  Cash and cash equivalents at
           end of year ................. $  33,324    $  127,865   $  243,269
                                        ===========   ===========  ===========
  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
     Interest ..........................$  929,537    $  921,380   $1,538,567
     Income taxes ...................... 2,907,000     1,230,171    1,535,739

  Supplemental schedule of non-cash
    investing and financing activities:
     Issuance of capital stock in satisfaction
       of accrued compensation
       and benefits .................... $  77,000    $  357,750   $    -
     Capital leases for new equipment ..       -         954,330        -

   The accompanying notes are an integral part of these statements
        F8
  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  April 30, 1994, 1995 and 1996

  NOTE A - SUMMARY OF ACCOUNTING POLICIES

  A summary of the Company's significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

  Industry

  The  Company  operates   in  a   single  industry   segment,  the
  electronics industry, including the manufacture and sale of printed electronic circuit boards.

  Principles of Consolidation

  The accounts of wholly-owned and majority-owned subsidiaries are included in the consolidated financial statements. Investments in affiliates owned 20 percent or more are accounted for under the equity method. Investments owned less than 20 percent are generally carried at cost, unless management determines that the Company exercises significant influence over the operations of the affiliate, in which case, such investments are accounted for under the equity method.

  The Company records gains or losses in earnings on the sale of common stock of its affiliates and on the Company's proportionate share of increases (decreases) in the net book value of its investees resulting from such investees' stock issuances.

  Inventories

  Inventories are stated at the lower  of cost or market.   Cost is
  determined by the first-in, first-out method.

  Property and Equipment

  Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

  The principal estimated lives used in determining depreciation are as follows:

  Machinery and equipment ..............................  5 to  7 years
  Buildings and improvements ...........................  5 to 39 years
  Automotive equipment .................................        3 years

  Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets. Accelerated depreciation methods are used for tax purposes.

        F9
  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1994, 1995 and 1996

  NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

  Income Taxes

  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards Board Statement No.109 "Accounting for Income Taxes" (SFAS No. 109). Deferred tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

  Earnings Per Common Share

  Earnings per common share have been determined using the weighted average number of common and common equivalent shares outstanding. The weighted average number of common and common equivalent shares outstanding for the years ended April 30, 1994, 1995 and 1996 was 5,261,766, 5,328,719, and 5,353,428,
  respectively.

  Cash Equivalents

  The  Company  considers   all  highly  liquid   debt  instruments
  purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk

  The Company has a broad customer base representing many types of businesses within the electronics industry throughout North America and Western Europe. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

  Fair Value of Financial Instruments

  The Company's financial instruments include cash and cash equivalents, equity - method investments, and long-term debt. The carrying value of the cash and cash equivalents and long-term obligations approximates their estimated fair values based upon quoted market prices. Management believes the estimated fair value of an equity - method investment equals or exceeds its carrying value although there can be no assurances that this is the case.

  Management's Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1994, 1995 and 1996

  NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

  Future Accounting Changes

  Statement of Financial Accounting Standards Board Statement No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" will be adopted by the Company effective May 1, 1996. The Company estimates that the effect of adoption will not be material.

  NOTE B - INVESTMENT IN AFFILIATES

  Prior to February 9, 1994, the Company held 38.707% of the limited partnership units of SigmaTron L.P. ("SLP"), a contract manufacturer of electronic components, printed circuit board assemblies and turnkey (completely assembled) electronic products. The Company was a 50% shareholder of S.T. One, Inc. ("ST ONE"), which acted as the corporate general partner of SLP and held 1% of the limited partnership units of SLP.

  On February 9, 1994, the Company exchanged its ownership of SLP partnership units for 725,761 shares of common stock of SigmaTron International, Inc. ("SGMA") . Immediately following this exchange, SGMA completed a public offering of 1,100,000 shares of its stock at an offering price of $7.00 per share. In connection with the offering, the Company sold 169,348 of its shares of SGMA, which generated net proceeds to the Company of approximately $1,091,000 and a gain of approximately $750,000. The Company also recorded an unrealized gain on the public stock offering of approximately $586,000 based upon the net increase in the book value of the Company's remaining investment in SGMA. Deferred income taxes of approximately $223,000 were established on this unrealized gain. Additionally, ST ONE sold its 18,750 shares of SGMA, which generated net proceeds of approximately $120,000. During fiscal year 1995, ST ONE was dissolved. The Company currently holds 556,413 shares or approximately 20% of the outstanding shares of SGMA. The quoted market price per share of SGMA was $7.75 on April 30, 1996.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1994, 1995 and 1996

  NOTE C - LONG-TERM OBLIGATIONS

  Long-term obligations consist of the following:
                                                            April 30,
                                                       1995           1996
                                                   -----------   -----------
  Various mortgage notes, payable in monthly
    installments of approximately $60,000
    collateralized by buildings and land,through
    April, 2000, with interest rates ranging from
    7% to 9%.  Two mortgage notes have balloon
    payments totaling approximately $2,974,000
    due in March and April, 2000. ...............  $ 5,609,701   $ 4,961,396

  Various installment notes, payable through
    December, 1999 in monthly payments of
    approximately $291,000, collateralized
    by certain machinery and equipment. Interest
    rates range from 6.5% to 10.5%. .............    2,208,320     7,933,732

  Various capital lease obligations, payable
    in monthly payments of approximately $27,000
    plus interest through December, 1998, and
    collateralized by certain machinery
    and equipment. .............................     1,092,106       711,400

  Revolving credit agreement (1) ...............     4,877,548     4,388,274

  Pollution control revenue bonds with
    an interest rate of 5.2% (2) ...............        65,000        65,000
                                                     ----------    ----------
                                                    13,852,675    18,059,802

  Less current maturities ....................       2,230,310     3,523,979
                                                    ----------    ----------
                                                   $11,622,365   $14,535,823
                                                    ==========    ==========

  (1) Consists of a line of credit dated April 30,1996 which provides for maximum borrowings of $10,000,000, which is limited to 80% of eligible accounts receivable and 50% of eligible raw material inventories (up to $2,000,000) and 75% of eligible finished goods inventories (up to $3,000,000), at the bank's prime rate (8.25% at April 30, 1996). In addition, the Company, may borrow in $1,000,000 increments under this line of credit for 30,60, or 90 days at the bank's cost of funds plus 2%. Interest is paid monthly. Principal payments are not scheduled until the borrowings mature on August 31, 1997. In the normal course of events, the Company repays a portion of the line daily when funds are available and borrows as funds are needed. Under this practice, gross borrowings approximated $65,525,000, $64,111,000 and $72,100,000 in 1994, 1995 and 1996, respectively.
      F12
  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1994, 1995 and 1996

  NOTE C - LONG-TERM OBLIGATIONS - Continued

  (1) continued
      The loan is collateralized by a security agreement covering substantially all of the assets of the Company. Certain loan covenants restrict or limit, among other things, the amount of dividends which could be paid, the amount of capital stock redemptions, formation of subsidiaries and investments in and accounts receivable from affiliates. At April 30, 1996, the Company's eligible borrowing base was approximately $8,500,000.

  (2) Consists of a Pollution Control Revenue Bond agreement with the Illinois Industrial Pollution Control Financing Authority for the purchase of certain pollution control equipment. These bonds, which were issued in 1977, mature on December 1, 1997 and are callable by the issuer and, therefore, have been classified as current in the accompanying balance sheet.

  The capitalized lease obligations represent a method of financing certain machinery and equipment. The following is an analysis of the leased machinery and equipment under capital leases:

                                                           April 30,
                                                       1995           1996
                                                   -----------   ----------
  Machinery and equipment ....................     $ 3,269,730   $  954,330
  Less accumulated amortization ..............       1,669,539      204,499
                                                   -----------   ----------
                                                   $ 1,600,191   $  749,831
                                                   ===========   ==========

  The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of April 30, 1996:

  Year ending April 30,
     1997................................................$  323,333
     1998................................................   296,518
     1999................................................   188,710
                                                           --------
  Net minimum lease payments ............................   808,561
  Less amount representing interest .....................    97,161
                                                           --------
  Present value of net minimum lease payments ...........$  711,400
                                                           ========

       F13
  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1994, 1995 and 1996

  NOTE C - LONG TERM OBLIGATIONS - continued

  Scheduled annual maturities of total long-term obligations as of April 30, 1996 are as follows:

  Year ending April 30,
   1997 .................................................  $ 3,523,979
   1998 .................................................    7,467,876
   1999 .................................................    2,825,382
   2000 .................................................    4,242,565
                                                          ------------
                                                          $ 18,059,802
                                                          ============

  NOTE D - INCOME TAXES

  Income tax expense (benefit) consists of the following:

                                               Year ended April 30,
                                           1994         1995       1996
                                        ----------   ---------  ----------
  Current
     Federal.........................   $1,998,000   $ 885,000  $1,339,000
     State...........................      429,000     210,000     310,000
  Deferred ..........................      484,000     327,000     269,000
                                        ----------  ----------  ----------
                                        $2,911,000  $1,422,000  $1,918,000
                                        ==========  ==========  ==========

  The Federal income tax returns of the Company have been examined and cleared by the Internal Revenue Service through 1994. Results of the examination were not material. A reconciliation of the Federal statutory income tax rate to the Company's effective tax expense rate is as follows:

                                                Percent of pretax earnings
                                                    Year ended April 30,
                                                 1994        1995       1996
                                               -------     -------    -------
  Statutory Federal income tax rate ......       34.0%       34.0%      34.0%
  State income taxes, net of Federal benefit      3.7         4.8        4.7
  Effect of Foreign Sales Corporation ....        (.7)        (.7)       (.5)
  Utilization of Net capital loss carryforwards   (.8)          -          -
  Other - net ............................         .7          .7         .2
                                                ------      ------     ------
       Effective income tax expense rate .       36.9%       38.8%      38.4%
                                                ======      ======     ======

        F14
  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1994, 1995 and 1996

  NOTE D - INCOME TAXES - Continued

  The Company utilized net operating loss carryforwards of $328,000 and $118,000 for the years ended April 30, 1994 and 1995, respectively. In addition, the Company utilized a capital loss carryforward of approximately $327,000 during the year ended April 30, 1994.

  The tax effects of existing temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets are as follows at April 30:

                                                      1995         1996
                                                  ----------   ----------
  Deferred tax assets:
   Allowance for doubtful receivables .........   $ 133,000    $ 180,000
   Employee benefits ..........................     164,000      165,000
   Accrued expenses and other .................     119,000      121,000
                                                  ---------    ---------
                                                    416,000      466,000
  Deferred tax liabilities:
   Depreciation ...............................    (922,000)  (1,059,000)
   Equity in earnings of affiliate ............    (154,000)    (336,000)
   Unrealized gain on public stock offering
    by affiliate ..............................    (223,000)    (223,000)
                                                 -----------  -----------
                                                 (1,299,000)  (1,618,000)
                                                 -----------  -----------
   Net deferred tax liability .................  $ (883,000) $(1,152,000)
                                                 ===========  ===========

  NOTE E - EMPLOYEE BENEFIT PLANS

  The Circuit Systems, Inc. Employee Stock Ownership Plan ("ESOP") covers substantially all employees of the Company. The ESOP is a noncontributory plan designed to invest primarily in the common stock of the Company and to distribute retirement benefits (or benefits in the event of death or disability) in the form of such stock or cash. The ESOP is subject to the provisions of the Employee Retirement Income Security Act of 1974.

  The Company may  make contributions  to the ESOP  in the  form of cash, Company stock or  other property, solely at  the discretion of the Board of Directors. The contribution expense for the years ended April 30,  1994, 1995 and  1996 was $180,000,  $125,000 and
  $125,000, respectively.  The plan holds 233,714 shares of Company
  stock as of April 30, 1995 and 1996, respectively.   All of these
  shares are allocated to  participant accounts and  are considered

  to be outstanding shares for computing the Company's weighted average number of shares outstanding.

        F15
  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1994, 1995 and 1996

  NOTE E - EMPLOYEE BENEFIT PLANS - Continued

  Effective May 1, 1994, the Company adopted the Circuit Systems, Inc. 401(k) Plan covering substantially all employees of the Company who have completed one year of service. Participants may elect to defer up to 15% of their eligible compensation. The Company contributes 25% of the participants' deferrals, up to 6% of eligible compensation. The Company's contribution to the Plan amounted to approximately $79,000 and $80,000 for the years ended April 30 1995 and 1996, respectively.

  NOTE F - CONTINGENCIES

  The Company's operations are subject to extensive and rapidly changing Federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and cleanup related costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Although the level of future expenditures for environmental and cleanup matters is impossible to determine with any degree of probability, and such costs could be significant within any one year, it is management's opinion that such costs, when finally determined, will not have a material adverse effect on the consolidated financial position of the Company.

  NOTE G - STOCK OPTIONS

  The 1993 Stock Option Plan was approved by shareholders of the Company in September, 1993. The 1993 plan provides for the granting of a maximum of 500,000 stock options to employees of the Company at prices not less than 100% of the market price at the date of grant. The maximum term of an option may not exceed ten years. The options vest in 25% increments every six month period after the date of grant.

  The 1994 Directors' Stock Option Plan was approved by the shareholders of the Company in September 1994 and reserved 100,000 shares of common stock for issuance pursuant to this plan. All directors of the Company who are not full-time employees of the Company are eligible for the plan. Each eligible director in office at each annual shareholders' meeting beginning in 1994 will automatically be granted an option to purchase 5,000 shares of stock at an exercise price equal to the fair market value on the date of grant. The term of the options shall be ten years but may not be exercised within the first six months following the grant of the option.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1994, 1995 and 1996

  NOTE G - STOCK OPTIONS - Continued

  The Company intends to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in the computation of employee compensation expense. The Company will provide pro forma net income and income per share disclosures as if the fair value based accounting method in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," had been used to account for stock-based employee compensation expense.

  The following table summarizes the changes in the number of common shares under the stock option plans granted during the three years ended April 30, 1996:

                                                               Price range
                                                Shares         of options
                                               --------       -------------
  Options outstanding at
    May 1, 1993 ...............................     -         $      -
     Granted .................................. 100,000         5.75 - 7.98
     Exercised ................................     -                -
     Canceled or terminated ...................     -                -
                                                -------
  Options outstanding at
    April 30, 1994 ............................ 100,000         5.75 - 7.98
     Granted .................................. 115,000         5.38 - 5.91
     Exercised ................................     -                -
     Canceled or terminated ...................     -                -
                                                -------
  Options outstanding at
    April 30, 1995 ............................ 215,000         5.38 - 7.98
     Granted .................................. 120,000         3.25 - 4.50
     Exercised ................................     -                -
     Canceled or terminated ...................     -                -
                                                -------
  Options outstanding at April 30, 1996 ....... 335,000        $3.25 - 7.98
                                                =======

  In addition, during 1993 the Company granted 95,000 nonqualified stock options to certain unaffiliated investment advisors. The options were granted at the fair market value on the date of grant. During the year ended April 30, 1995, 50,000 options expired. The option price on the remaining options are $4.00 per share and expire in 1997. None of the options have been exercised through April 30, 1996.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1994, 1995 and 1996

  NOTE H - MAJOR CUSTOMERS

  Sales to individual unaffiliated customers, which exceeded 10% of net sales, were approximately $12,089,000 and $7,880,000 for the year ended April 30, 1996 and $6,512,000 and $6,452,000 for the year ended April 30, 1995. No individual customer exceeded 10% of net sales for the year ended April 30, 1994. The percentage composition of the accounts receivable for these customers bears a similar relationship to net sales.

  NOTE I - RELATED PARTY AND SIGNIFICANT SUBSIDIARY INFORMATION

  Prior to February 9, 1994, the Company held 38.707% of the limited partnership units of SLP and was a 50% shareholder of ST ONE, which held 1% of the limited partnership units of SLP. Subsequent to February 9, 1994, the Company holds approximately 20% of the outstanding stock of SGMA, the successor to SLP (see note B). ST ONE was dissolved in early fiscal year 1995. Transactions and balances with these unconsolidated affiliates as of and for the years ended April 30, 1994, 1995 and 1996 are as follows:


  SLP/SGMA                                 1994          1995         1996
                                      ----------     ----------    ----------
  Investment in affiliate ............$1,724,864     $2,109,225    $2,587,609
  Accounts receivable ................   378,470        417,939       628,641
  Note receivable ....................    55,000            -             -
  Net sales .......................... 2,185,000      3,292,000     4,755,000
  Rental income ......................   300,000        300,000       302,000
  Interest income ....................    94,211            239           -

  ST ONE

  Investment in affiliate ............$  53,552      $      -       $     -

  The Company subleases a portion of one of its manufacturing facilities to SGMA. The lease has a base rental of $26,000 per month and requires SGMA to pay maintenance, utilities and real estate taxes. The lease continues through February, 2001 and has a five year option.

       F18
  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1994, 1995 and 1996

  NOTE I - RELATED PARTY AND SIGNIFICANT SUBSIDIARY INFORMATION -
  Continued

  The following is summarized financial information for SLP/SGMA, as of and for the years ended April 30:

                                         1994         1995          1996
                                     -----------   -----------   -----------
  Current assets ..................  $13,850,197   $19,071,273   $28,458,116
  Noncurrent assets ...............    3,987,642     9,164,223     9,856,678
  Current liabilities .............    5,100,992     5,778,519     9,598,369
  Noncurrent liabilities ..........    4,225,741    12,055,260    15,947,886
  Net sales .......................   36,689,572    45,344,903    69,558,384
  Gross profit ....................    6,251,701     8,411,771    10,142,298
  Net earnings ....................    1,861,748     1,890,611     2,366,822

       F19
  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1994, 1995 and 1996

  NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

  The unaudited quarterly results of operations are as follows for the fiscal years ended April 30,

  1995                                     Quarter ended
                             July 31,   October 31,  January 31,   April 30,
                           -----------  -----------  -----------  -----------
  Net sales .............  $14,736,870  $13,720,922  $15,257,851  $15,870,849
  Gross profit ..........    2,896,037    2,055,258    1,841,586    2,021,072
  Net earnings ..........      946,280      536,205      316,147      443,353
  Net earnings per share         .18          .10          .06          .08

  1996                                     Quarter ended
                             July 31,   October 31,  January 31,   April 30,
                           -----------  -----------  -----------  -----------
  Net sales .............  $16,982,260  $18,000,901  $17,189,073  $12,957,865
  Gross profit ..........    2,917,619    3,091,527    2,802,426    1,926,773
  Net earnings ..........      946,072    1,103,714      755,292      278,803
  Net earnings per share         .18          .20          .14          .06

                            SCHEDULE II
                  VALUATION AND QUALIFYING ACCOUNTS
              YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                                  --------Additions-------
                    Balance      Charged to   Charged to             Balance
                  at beginning    costs and     other    Deductions   at end
                   of period      expenses     accounts      (1)     of period
- ------------------------------------------------------------------------------
 Allowance for doubtful receivables:
 Year ended
   April 30, 1996..  $350,000    $377,158       $  -      $252,158   $475,000
 Year ended
   April 30, 1995..   275,000      52,303          -       (22,697)   350,000
 Year ended
   April 30, 1994..   275,000      83,220          -        83,220    275,000

Note (1) Uncollectable receivables charged off, net of recoveries

       F20

                        INDEX TO EXHIBITS

3.1       Articles of Incorporation of  the Company.   (Incorporated
            herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-18, File No. 2-99155C filed on July 22, 1985.)

3.2       Articles of Amendment to  the Articles of Incorporation.
            (Incorporated herein by reference to Exhibit 19.1 of Form 10-K for the year ended April 30, 1988.)

3.3       By-Laws of the  Company, as  amended (as  of September  6,
            1991). (Incorporated herein by reference to Exhibit 3.3 of Form 10-K for the year ended April 30, 1994.)

10.1     Installment   Note   dated   September   1,   1972,   with
            Percy Wilson Mortgage and Finance Corporation (subsequently assigned to Mutual Benefit Life Insurance Company) assumed by the Company on January 31, 1989, in the amount of $217,279.40. (Incorporated herein by reference to Exhibit (a)(2) of Form 10-Q for the quarter ended April 30, 1988.)

10.2     Employee Stock Ownership Plan dated as of January 1, 1989.
             (Incorporated  herein by  reference to  Exhibit 10.11  of
            Form 10-K for the year ended April 30, 1989.)

10.3     $2,100,000 Installment Note, $1,700,000 Revolving Note and
            Security Agreement, all dated February 26, 1990, with First Midwest Bank. (Incorporated herein by reference to
            Exhibit  10.18   of  Form   10-K   for  the   year   ended
            April 30, 1990.)

10.4     Continuing Unconditional Guaranty dated February 26, 1990, by Circuit Systems, Inc. in favor of First Midwest Bank. (Incorporated herein by reference to Exhibit 10.19 of Form 10-K for the year ended April 30, 1990.)

10.5     1993 Stock Option Plan.  (Incorporated herein by reference to Exhibit 10.11 of Form 10-K for the year ended April 30, 1993.)

10.6     1994 Directors' Stock Option  Plan.  (Incorporated  herein by reference to Exhibit 10.8 of Form 10-K for the year ended April 30, 1994.)

10.7     Secured   Revolving   Credit   Agreement   dated   as   of
            April 30, 1994, with NBD Elk Grove Bank in the amount of $8,000,000. (Incorporated herein by reference to Exhibit
            19.1 of Form 10-K for the year ended April 30, 1993.)

10.8     First Amendment  To  Secured  Revolving  Credit  Agreement
            dated as of April 30, 1994, with NBD Elk Grove Bank in the amount of $8,000,000. (Incorporated herein by reference to Exhibit 19.2 of Form 10-K for the year ended April 30, 1994.)

10.9     Second Amendment  To Secured  Revolving  Credit Agreement
            dated as of August 23, 1994, with NBD Elk Grove Bank. (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the year ended April 30, 1995).

10.10    Mortgage and  Mortgage Note  in the  amount of  $1,400,000 dated April 14, 1995, in favor of NBD Elk Grove Bank (for 2400 East Lunt Avenue premises). (Incorporated herein by reference to Exhibit 10.10 of Form 10-K for the year ended April 30, 1995).

10.11    Mortgage and Mortgage  Note in the  amount of $3,350,000
            dated March 31, 1995, in favor of NBD Elk Grove Bank (for 2201 Landmeier premises). (Incorporated herein by reference to Exhibit 10.11 of Form 10-K for the year ended April 30, 1995).

10.12    Master Lease Agreement between  Company and NBD Elk  Grove
            Bank (for  equipment finance).   (Incorporated  herein  by
            reference to Exhibit 10.12 of Form 10-K for the year ended April 30, 1995).

10.13    Third Amendment  to  Secured  Revolving  Credit  Agreement
            dated as of August 31, 1995.

10.14    Fourth Amendment  to  Secured Revolving  Credit Agreement
           dated as of November 27, 1995.

10.15 Credit Facility Note in the amount of $4,000,000 dated April 30, 1996 in favor of NBD Elk Grove Bank.

10.16 Fifth Amendment to Secured Revolving Credit Agreement dated as of April 30, 1996.

10.17 Mortgage and Mortgage Note in the amount of $1,500,000 dated April 30, 1996 in favor of NBD Elk Grove Bank (for 2400 East Lunt Avenue property).

10.18    Joint Venture  Agreement dated  September 4,  1995 by  and
           between  Circuit   Systems,   Inc.  and   Gujarat   Apollo
           Industries and Finance Limited.

10.19    Industrial Lease Agreement dated  as of February 29,  1996
           by  and  between  Circuit  Systems,  Inc.  and   SigmaTron
           International, Inc.

11.      Statement re Computation of Per Share Earnings.

19.1     Employment Agreement with D.S. Patel dated as of April 30,
           1994. (Incorporated herein by reference to Exhibit 19.3 of Form 10-K for the year ended April 30, 1994.)