Form 10-Q
period 1996-07-31
CIRCUIT SYSTEMS INC
filed 1996-09-11
CIK 773657

UNITED  STATES
                 SECURITIES  AND  EXCHANGE  COMMISSION
                       Washington,  D.C.    20549

                              Form  10 - Q
  (Mark  One)

      X    QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d)
    -----  OF THE SECURITIES EXCHANGE  ACT  OF  1934.
              For  the  period  ended  July  31,  1996.

           TRANSITION  REPORT  PURSUANT TO  SECTION 13 OR 15(d)
    -----  OF THE SECURITIES EXCHANGE  ACT  OF  1934.
              For  the  transition  period  from     to     .
                                                 ---    ----
                       Commission  file  number  0-15407

                           Circuit  Systems,  Inc.
              (Exact name of registrant as specified in charter)

      Illinois                                           36-2663010
  -------------------------------              --------------------
  (State  or  other  jurisdiction              (I.R.S. Employer
   of  incorporation  or  organization)         Identification No.)

  2350 East Lunt Avenue, Elk Grove Village, Illinois          60007
  ---------------------------------------------------   -----------
  (Address  of  principal  executive  offices)          (Zip  Code)

  (847)  439 - 1999
  ----------------------------------    ----------------------------
  (Registrant's  telephone  number,     (Former name, former address
   and including  area  code)            and former fiscal year, if
                                         changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements  for  the  past 90 days.      Yes   X     No     .
                                                ------     -----

          APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
            PROCEEDING  DURING  THE  PRECEDING  FIVE  YEARS

  Indicate by  check  mark  whether  the  registrant  has  filed  all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes         No        .
       ------     -------
  APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock,
  as of the latest practicable date:  August 31, 1996   5,321,973.

                        CIRCUIT  SYSTEMS,  INC.
                           AND  SUBSIDIARIES

                                 INDEX


                                                                 Page
                                                                 Number
  PART   I.              FINANCIAL  INFORMATION

      1.   Financial  Statements

            Consolidated Condensed Balance Sheets..................  3

            Consolidated Condensed Statements of Earnings .........  4

            Consolidated Condensed Statement of Cash Flows.........  5

            Notes to Consolidated Condensed Financial Statements...  6

      2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................  7


  PART  II.  OTHER  INFORMATION

           Item  6.    Exhibits and Reports on Form 8-K............  9

                        CIRCUIT  SYSTEMS,  INC.
                           AND  SUBSIDIARIES
                CONSOLIDATED  CONDENSED  BALANCE  SHEETS
                              (UNAUDITED)
                                            4/30/96        7/31/96
        ASSETS                            ----------     ----------
CURRENT  ASSETS
CASH AND CASH EQUIVALENTS .........      $   243,269    $   225,322           $
ACCOUNTS RECEIVABLE, LESS ALLOWANCE
    OF $475,000 AND $550,000               8,119,134      7,652,081
INVENTORIES
      RAW MATERIALS   ..............       3,909,818      3,247,905
      WORK  IN  PROCESS   ..........       2,094,047      2,159,058
      FINISHED  GOODS   ............       1,596,777      1,320,366
                                          ----------     ----------
                                           7,600,642      6,727,329

    DEFERRED  INCOME  TAXES                  408,000        408,000
    PREPAID  EXPENSES   ............         193,137        182,239
                                          ----------     ----------
        TOTAL  CURRENT  ASSETS            16,564,182     15,194,971

INVESTMENT  IN  AFFILIATES                 2,587,609      2,719,457

PROPERTY, PLANT, AND EQUIPMENT - AT COST
    BUILDING  AND  IMPROVEMENTS            8,397,345      8,511,588
    MACHINERY  AND  EQUIPMENT   .....     29,971,227     30,325,115
    AUTOMOTIVE  EQUIPMENT   .........         64,789         64,789
                                          ----------     ----------
                                          38,433,361     38,901,492
      LESS  ACCUMULATED  DEPRECIATION     15,894,629     16,824,629
                                          ----------     ----------
                                          22,538,732     22,076,863
    LAND   ..........................      2,351,703      2,351,703
                                          ----------     ----------
                                          24,890,435     24,428,566
  OTHER  ASSETS                           ----------     ----------
    DEPOSITS  AND  SUNDRY   .........      1,774,028      1,851,941
                                          ----------     ----------
                                        $ 45,816,254   $ 44,194,935
                                          ==========     ==========

     THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE
                              STATEMENTS

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT  LIABILITIES
 CURRENT MATURITIES OF L/T OBLIGATIONS  $  3,523,979   $  3,660,065
    ACCOUNTS  PAYABLE   .............      3,659,482      3,284,199
    ACCRUED  LIABILITIES   ..........      1,012,121      1,152,734
    INCOME  TAXES  PAYABLE   ........        322,432        332,432
                                          ----------     ----------
        TOTAL  CURRENT  LIABILITIES        8,518,014      8,429,430

 LONG - TERM  OBLIGATIONS   .........     14,535,823     12,759,326
 DEFERRED  INCOME  TAXES   ..........      1,560,000      1,579,600

     STOCKHOLDERS'  EQUITY
 COMMON  STOCK   ....................      3,002,599      3,002,599
 RETAINED  EARNINGS   ...............     18,199,818     18,423,980
                                          ----------     ----------
                                          21,202,417     21,426,579
                                          ----------     ----------
                                        $ 45,816,254   $ 44,194,935
                                          ==========     ==========

     THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE
                              STATEMENTS

                        CIRCUIT  SYSTEMS,  INC.
                           AND  SUBSIDIARIES
           CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
                              (UNAUDITED)


                                --THREE  MONTHS  ENDED--

                                  7/31/95        7/31/96
                                ----------     ----------
NET SALES....................  $16,982,260    $14,335,410
COST OF GOODS SOLD...........   14,064,641     12,378,521
                                ----------     ----------
  GROSS PROFIT...............    2,917,619      1,956,889

SALES AND MARKETING EXPENSES.      782,713        689,674
ADMINISTRATIVE  EXPENSES ....      511,426        750,841
                                ----------     ----------
                                 1,294,139      1,440,515

   OPERATING  INCOME.........    1,623,480        516,374

OTHER (INCOME) DEDUCTIONS
  INTEREST EXPENSE...........      355,324        368,645
  EQUITY IN EARNINGS OF
   UNCONSOLIDATED AFFILIATE..      (86,036)      (131,848)
  RENTAL INCOME..............     (167,300)       (78,000)
  SUNDRY.....................      (29,580)        (6,185)
                                ----------     ----------
                                    72,408        152,612

   EARNINGS BEFORE INCOME TAXES  1,551,072        363,762
                                ----------     ----------
  INCOME  TAXES.............       605,000        139,600
                                ----------     ----------
    NET  EARNINGS              $   946,072    $   224,162
                                ==========     ==========
  PER  SHARE  DATA :

    NET  EARNINGS  PER  SHARE        $0.18          $0.04

  WEIGHTED  AVERAGE  NUMBER OF
   SHARES  OUTSTANDING           5,321,973      5,385,257


     THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE
                              STATEMENTS

                         CIRCUIT  SYSTEMS,  INC.
                           AND  SUBSIDIARIES
               CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                              (UNAUDITED)
                                              --THREE  MONTHS  ENDED--
                                                7/31/95       7/31/96
                                              ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET EARNINGS..............................  $   946,072   $   224,162        $

 ADJUSTMENTS TO RECONCILE NET EARNINGS TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION............................      852,000       930,000
   GAIN  ON  SALE  OF  EQUIPMENT...........      (18,600)        --
   DEFERRED  INCOME  TAXES.................      109,000        19,600
   EQUITY IN EARNINGS OF
     UNCONSOLIDATED  AFFILIATE.............      (86,036)     (131,848)

 CHANGES  IN  ASSETS  AND  LIABILITIES
  ACCOUNTS  RECEIVABLE.....................       71,971       467,053
  INVENTORIES..............................   (1,522,409)      873,313
  PREPAID  EXPENSES........................           63        10,898
  OTHER  ASSETS............................        9,331       (77,913)
  ACCOUNTS PAYABLE AND
    ACCRUED LIABILITIES....................      686,345      (224,670)
                                               ---------     ---------
       TOTAL  ADJUSTMENTS..................      101,665     1,866,433
                                               ---------     ---------
       NET  CASH  PROVIDED  BY  OPERATIONS     1,047,737     2,090,595

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
  CAPITAL  EXPENDITURES....................     (992,818)     (468,131)
  PROCEEDS  FROM  SALE  OF  EQUIPMENT......       18,600         --
                                               ---------     ---------
       NET CASH USED IN INVESTING ACTIVITIES   (974,218)     (468,131)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  NET  BORROWINGS  UNDER  LINE  OF  CREDIT    (2,472,885)   (2,140,735)
  PROCEEDS FROM LONG-TERM OBLIGATIONS          3,169,077     1,500,000
  PAYMENTS  ON  LONG-TERM OBLIGATIONS           (740,859)     (999,676)
                                               ---------     ---------
       NET CASH USED IN FINANCING ACTIVITIES     (44,667)   (1,640,411)

    INCREASE   (DECREASE)  IN  CASH               28,852       (17,947)
    CASH AT THE BEGINNING OF THE PERIOD....      127,865       243,269
                                               ---------     ---------
    CASH  AT  THE  END  OF  THE  PERIOD      $   156,717   $   225,322
                                               =========     =========

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

  CASH  PAID  DURING  THE   PERIOD  FOR:
     INTEREST.............................   $   350,560    $  365,291
     INCOME  TAXES........................        35,060       110,000

  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING  ACTIVITIES:
     CAPITAL LEASES FOR NEW EQUIPMENT.....   $   332,788    $    --           $

   THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE STATEMENTS

                         CIRCUIT SYSTEMS,  INC.
                           AND  SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)



    1. These interim Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company's April 30, 1996 Annual Report and Form 10-K.

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

                         CIRCUIT  SYSTEMS,  INC.
                           AND  SUBSIDIARIES

                MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
         OF  FINANCIAL  CONDITION  AND RESULTS  OF  OPERATIONS


  Net sales for the quarter ended July 31, 1996, were $14,335,000, decreasing by 15.6% when compared to $16,982,000 for the same quarter last year. The sales decrease was the result of a slowdown within the industry which has continued from the fourth quarter of fiscal 1996. Net sales to three unaffiliated customers represented approximately 49% of net sales for the quarter ended July 31, 1996, compared to four customers representing approximately 46% for the same quarter last year.

  Gross profit for the quarter was $1,957,000 or 13.7% of net sales, compared to $2,918,000 or 17.2% of net sales for the same quarter last year. The lower gross profit is attributed to the lower sales volume and a cost structure set for a higher volume of sales.
  Labor costs, depreciation and overhead expense increased as a percentage of sales, while material and supplies expense decreased as a percentage of sales.

  Sales and marketing, and administrative expenses for the quarter were $1,441,000 or 10.1% of net sales, compared to $1,294,000 or 7.6% of net sales for same quarter last year. The increase as a percentage of sales is due to a lower sales volume and increases in salaries, professional fees and bad debts expense.

  Other deductions-net was $193,000 for the current quarter compared to $72,000 for the same quarter last year. Interest increased to $369,000 for the quarter, from $355,000 in the prior year, due to increased borrowings. The equity in the earnings of the unconsolidated affiliate SigmaTron International, Inc., amounted to $132,000 for the current quarter compared to $86,000 for the same period last year. Rental income for the quarter decreased to $78,000 compared to $167,000 for the same period last year. The decrease is due to the renovation of 2400 E. Lunt Ave. location into a production facility and vacancy of the 2450 E. Lunt Ave. location in the current quarter.

  The effective income tax rate for the quarter ended July 31, 1996, is 38.4% which is comparable to the 1995 rate of 39.0%.

  The net earnings and earnings per share for the quarter ended July 31, 1996 were $224,000 and $.04, respectively, compared to $946,000 and $.18, respectively, for the same period last year.

                        CIRCUIT  SYSTEMS,  INC.
                           AND  SUBSIDIARIES

                MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
         OF  FINANCIAL  CONDITION  AND RESULTS  OF  OPERATIONS


  LIQUIDITY  AND  CAPITAL  RESOURCES

  The Company's financial requirements were met through cash generated from operations and an increase in long-term obligations.

  For the quarter ended July 31, 1996, the decrease in line of credit of $2,141,000, payments on long-term obligations of $1,000,000, capital expenditures of $468,000 and the decrease in accounts payable and accrued liabilities of $225,000, were funded by operating income, proceeds from long-term obligations of $1,500,000, decrease in inventories of $873,000 and accounts receivable of $467,000.

  The Company has purchase commitments as of July 31, 1996 of approximately $3,700,000 for future deliveries of machinery and equipment and $150,000 for building improvements at the 2400 E. Lunt Ave. location. The Company intends to finance such purchases through collateralized borrowings, installment loans and existing cash flow.

  The Company's backlog at July 31, 1996, is approximately $15,004,000 compared to $13,703,000 at July 31, 1995. Backlog represents orders scheduled to be shipped within approximately six months, but most of which is shipped in four months or less. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customer orders and the Company's scheduled production and delivery dates.

                        CIRCUIT  SYSTEMS,  INC.
                           AND  SUBSIDIARIES

                    PART  2  -   OTHER  INFORMATION


  Item  6. Exhibits and reports on Form 8-K

      (a)  Exhibits

           Exhibit 11 -  Calculation of Primary and Fully Diluted Per
                         Share Earnings

      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed for the quarter ended July 31, 1996.

                                                            Exhibit  11
                         CIRCUIT  SYSTEMS,  INC.
                           AND   SUBSIDIARIES
                 COMPUTATION  OF   PER  SHARE  EARNINGS

      PRIMARY   EPS                                THREE  MONTHS  ENDED
                                                  7/31/95        7/31/96

  WEIGHTED  AVERAGE  NUMBER  OF  COMMON
  SHARES  OUTSTANDING  DURING  THE  PERIOD...    5,321,973      5,321,973


  NET  ADDITIONAL  SHARES  ASSUMING  DILUTIVE
  STOCK  OPTIONS  EXERCISED  AND  PROCEEDS
  USED  TO  PURCHASE  TREASURY  SHARES  AT
  AVERAGE  FAIR  MARKET  VALUE...............       ---            63,285
                                                 ---------      ---------

  WEIGHTED  AVERAGE  NUMBER  OF  COMMON  SHARES
  AND  COMMON  EQUIVALENT  SHARES  OUTSTANDING   5,321,973      5,385,258
                                                 =========      =========
  NET  EARNINGS...............................  $  946,072   $    224,162
                                                 =========      =========
  PRIMARY  EARNINGS  PER  SHARE  .....         $     0.18    $      0.04
                                                 =========      =========

     FULLY  DILUTED  EPS

  WEIGHTED  AVERAGE  NUMBER  OF  COMMON
  SHARES  OUTSTANDING  DURING  THE  PERIOD       5,321,973      5,321,973

  NET  ADDITIONAL  SHARES  ASSUMING  DILUTIVE
  STOCK  OPTIONS  EXERCISED  AND  PROCEEDS
  USED  TO  PURCHASE  TREASURY  SHARES  AT
  FAIR  MARKET  VALUE  (OR  AVERAGE  FAIR  MARKET
  VALUE  IF  HIGHER)..........................       ---           63,285
                                                 ---------      ---------
  WEIGHTED  AVERAGE  NUMBER  OF  COMMON  SHARES
  AND  COMMON  EQUIVALENT  SHARES  OUTSTANDING   5,321,973      5,385,258
                                                 =========      =========
  NET  EARNINGS   ....................         $   946,072    $   224,162
                                                 =========      =========
  FULLY  DILUTED  EARNINGS  PER  SHARE         $     0.18     $     0.04
                                                 =========      =========

                        CIRCUIT  SYSTEMS,  INC.
                           AND  SUBSIDIARIES

                               SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, registrant's principal financial officer, thereunto duly authorized.





                                             Circuit Systems, Inc.
                                           -----------------------
                                                  (registrant)



                                          /s/   Dilip S. Vyas
                                          ------------------------
                                                Dilip S. Vyas
                                        (Principal Financial Officer)


  September  6,  1996