Form 10-Q
period 1996-10-31
CIRCUIT SYSTEMS INC
filed 1996-12-10
CIK 773657

UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.    20549

                           Form  10 - Q
(Mark  One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13  OR  15  (d)  OF THE
  -----     SECURITIES EXCHANGE  ACT  OF  1934.
              For  the  period  ended  October  31,  1996.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  -----     SECURITIES EXCHANGE ACT OF 1934.
              For  the  transition  period  from     to     .
                                               ----   ----
                     Commission  file  number  0-15407

                         Circuit  Systems,  Inc.
           --------------------------------------------------
           (Exact name of registrant as specified in charter)

    Illinois                                              36-2663010
------------------------------------                 ----------------------
(State  or  other  jurisdiction                       (I.R.S.  Employer
 of  incorporation  or  organization)                 Identification No.)

2350 East Lunt Avenue, Elk Grove Village, Illinois             60007
---------------------------------------------------        -----------------
(Address  of  principal  executive  offices)                (Zip Code)

(847)  439 - 1999
---------------------------------        -----------------------------------
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
                                                          -----         -----

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
                               -----      -----

APPLICABLE ONLY TO CORPORATE ISSUERS:   Indicate the number of shares
outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 1996 5,321,973.

                                CIRCUIT  SYSTEMS,  INC.
                                  AND  SUBSIDIARIES

                                        INDEX


                                                                   Page
                                                                  Number
PART   I.              FINANCIAL  INFORMATION

    1.  Financial  Statements

          Consolidated Condensed Balance Sheets   ..................  3

          Consolidated Condensed Statements of Earnings ............  4

          Consolidated Condensed Statement of Cash Flows ...........  5

          Notes to Consolidated Condensed Financial Statements .....  6

    2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations   ..............................  7


PART  II. OTHER  INFORMATION

        Item  6.    Exhibits and Reports on Form 8-K ...............  9

                               CIRCUIT  SYSTEMS,  INC.
                                 AND  SUBSIDIARIES
                      CONSOLIDATED CONDENSED  BALANCE  SHEETS
                                     (UNAUDITED)


                                                4/30/96         10/31/96
                                              ------------    ------------
[S]                                         [C]             [C]
     ASSETS
CURRENT  ASSETS
 CASH AND CASH EQUIVALENTS  ................ $    243,269    $     302,955
 ACCOUNTS RECEIVABLE, LESS
   ALLOWANCE OF ($475,000 AND $600,000)  ...    8,119,134       10,326,803
 INVENTORIES
   RAW MATERIALS  ..........................    3,909,818        2,630,415
   WORK IN PROCESS  ........................    2,094,047        3,464,475
   FINISHED GOODS  .........................    1,596,777        1,679,917
                                               ----------       ----------
                                                7,600,642        7,774,807

 DEFERRED INCOME TAXES  ....................      408,000          408,000
 PREPAID EXPENSES  .........................      193,137          158,042
                                               ----------       ----------
      TOTAL  CURRENT  ASSETS  ..............   16,564,182       18,970,607

INVESTMENT IN AFFILIATE   ..................    2,587,609        2,981,267

PROPERTY, PLANT, AND EQUIPMENT - AT COST
 BUILDING AND IMPROVEMENTS  ................    8,397,345        8,712,725
 MACHINERY AND EQUIPMENT ...................   29,971,227       31,664,727
 AUTOMOTIVE EQUIPMENT   ....................       64,789           64,789
                                               ----------       ----------
                                                8,433,361       40,442,241
   LESS  ACCUMULATED  DEPRECIATION  ........   15,894,629       17,754,629
                                               ----------       ----------
                                               22,538,732       22,687,612
 LAND  .....................................    2,351,703        2,351,703
                                               ----------       ----------
                                               24,890,435       25,039,315
OTHER ASSETS
 DEPOSITS AND SUNDRY  ......................    1,774,028        1,741,826
                                               ----------       ----------
                                              $45,816,254      $48,733,015
                                               ==========       ==========

    LIABILITIES  AND  SHAREHOLDERS'  EQUITY
[S]                                          [C]              [C]
CURRENT LIABILITIES
 CURRENT MATURITIES OF L/T OBLIGATIONS  ....  $ 3,523,979      $ 3,655,318
 ACCOUNTS PAYABLE  .........................    3,659,482        5,485,813
 ACCRUED LIABILITIES  ......................    1,012,121        1,695,976
 INCOME TAXES PAYABLE  .....................      322,432          192,471
                                               ----------       ----------
      TOTAL  CURRENT  LIABILITIES               8,518,014       11,029,578

LONG - TERM OBLIGATIONS  ...................   14,535,823       14,349,114
DEFERRED INCOME TAXES  .....................    1,560,000        1,608,000

SHAREHOLDERS'  EQUITY
 COMMON STOCK  .............................    3,002,599        3,002,599
 RETAINED EARNINGS  ........................   18,199,818       18,743,724
                                               ----------       ----------
                                               21,202,417       21,746,323
                                               ----------       ----------
                                              $45,816,254      $48,733,015
                                               ==========       ==========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                               CIRCUIT  SYSTEMS,  INC.
                                  AND  SUBSIDIARIES
                  CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
                                     (UNAUDITED)


                             THREE  MONTHS  ENDED         SIX  MONTHS  ENDED
                            10/31/95      10/31/96      10/31/95     10/31/96
                           -----------  -----------   -----------  -----------
[S]                       [C]          [C]           [C]          [C]
NET SALES  ............... $18,000,901  $18,399,817   $34,983,161  $32,735,227

COST OF GOODS SOLD  ......  14,909,373   16,326,328    28,974,015   28,704,849
                            ----------   ----------    ----------   ----------
 GROSS PROFIT   ..........   3,091,528    2,073,489     6,009,146    4,030,378

SALES & MARKETING EXPENSES     705,520      864,119     1,488,233    1,553,793
ADMINISTRATIVE EXPENSES        498,520      656,692     1,009,946    1,407,533
                            ----------   ----------    ----------   ----------
                             1,204,040    1,520,811     2,498,179    2,961,326
                            ----------   ----------    ----------   ----------
 OPERATING  INCOME  ......   1,887,488      552,678     3,510,967    1,069,052

OTHER (INCOME) DEDUCTIONS
 INTEREST  EXPENSE  ......     353,039      391,863       708,363      760,508
 GAIN ON SALE OF EQUIPMENT       ---          ---         (18,600)       ---
 EQUITY IN  EARNINGS  OF
   UNCONSOLIDATED AFFILIATE   (100,823)    (261,810)     (186,859)    (393,658)
 RENTAL  INCOME  .........    (167,299)     (78,600)     (334,599)    (156,600)
 SUNDRY   ................      (6,143)     (17,919)      (17,124)     (24,104)
                            ----------   ----------    ----------   ----------
                                78,774       33,534       151,181      186,146
                            ----------   ----------    ----------   ----------
EARNINGS BEFORE INCOME TAXES 1,808,714      519,144     3,359,786      882,906

INCOME TAXES  ............     705,000      199,400     1,310,000      339,000
                            ----------   ----------    ----------   ----------
 NET  EARNINGS  .......... $ 1,103,714  $   319,744   $ 2,049,786  $   543,906
                            ==========   ==========    ==========   ==========

PER  SHARE  DATA
---------------------------
NET EARNINGS PER SHARE          $0.20         $0.06         $0.38        $0.10

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING  ...... 5,331,296     5,357,977     5,328,450    5,371,141


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                             CIRCUIT  SYSTEMS,  INC.
                                AND  SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                     SIX   MONTHS   ENDED
                                                    10/31/95        10/31/96
                                                   -----------    -----------
[S]                                             [C]             [C]
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
 NET EARNINGS  ................................  $  2,049,786    $   543,906

 ADJUSTMENTS TO RECONCILE NET EARNINGS TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION  ..............................     1,704,000      1,860,000
   GAIN ON SALE OF PROPERTY & EQUIPMENT  ......       (18,600)         ---
   DEFERRED INCOME TAXES  .....................       235,000         48,000
   EQUITY IN EARNINGS OF UNCONSOLIDATED
      AFFILIATE   .............................      (186,859)      (393,658)

 CHANGES  IN  ASSETS  AND  LIABILITIES
   ACCOUNTS RECEIVABLE  .......................      (781,167)    (2,207,669)
   INVENTORIES  ...............................    (3,204,481)      (174,165)
   PREPAID EXPENSES  ..........................        84,001         35,095
   OTHER ASSETS  ..............................      (145,008)        32,202
   ACCOUNTS PAYABLE & ACCRUED LIABILITIES  ....       902,286      2,380,225
                                                    ---------      ---------
      TOTAL ADJUSTMENTS  ......................    (1,410,828)     1,580,030
                                                   ----------      ---------
      NET CASH PROVIDED BY OPERATIONS  ........       638,958      2,123,936

 CASH  FLOWS  FROM  INVESTING  ACTIVITIES
   CAPITAL EXPENDITURES  ......................    (1,664,419)    (2,008,880)
   PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT .        18,600          ---
                                                    ---------      ---------
      NET CASH USED IN INVESTING ACTIVITIES  ..    (1,645,819)    (2,008,880)

 CASH  FLOWS  FROM  FINANCING  ACTIVITIES
   NET BORROWINGS UNDER LINE OF CREDIT  .......      (848,597)       264,335
   PROCEEDS FROM LONG - TERM OBLIGATIONS  .....     3,431,744      1,500,000
   PAYMENTS ON LONG - TERM OBLIGATIONS  .......    (1,497,967)    (1,819,705)
                                                    ---------      ---------
      NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES  ...............     1,085,180        (55,370)
                                                    ---------      ---------
 INCREASE IN CASH  ............................        78,319         59,686

 CASH AT THE BEGINNING OF THE PERIOD  .........       127,865        243,269
                                                    ---------      ---------
 CASH AT THE END OF THE PERIOD  ...............  $    206,184    $   302,955
                                                    =========      =========
SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:
 CASH  PAID  DURING  THE   PERIOD  FOR:
   INTEREST  .................................   $    697,164    $   722,472
   INCOME TAXES  .............................        677,739        465,000
 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
   CAPITAL LEASES FOR NEW EQUIPMENT  .........   $    662,119    $     ---

      THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS

                               CIRCUIT SYSTEMS,  INC.
                                  AND  SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)



1. These interim Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements & notes included in the Company's April 30, 1996 Annual Report and Form 10-K.

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

                               CIRCUIT  SYSTEMS,  INC.
                                  AND  SUBSIDIARIES

                       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

The net sales for the quarter ended October 31, 1996 were $18,400,000, increasing by 2.2% from $18,001,000 for the same quarter last year. The increase in sales is primarily due to a general increase in business activity within the existing customer base. Net sales to two individual unaffiliated customers accounted for approximately 46% and SigmaTron International, Inc. ("SigmaTron") accounted for 13%. Three customers accounted for 59% of net sales for the quarter ended October 31, 1996, compared to the same period last year in which four customers including SigmaTron accounted for approximately 45% of net sales. The gross profit for the quarter was $2,073,000 or 11.3% of net sales, compared to $3,092,000 or 17.2% of net sales for the same quarter last year. The lower gross profit is attributed to a change in product mix & very competitive pricing, which increased expenses as a percentage of sales. In addition, repairs and maintenance costs have increased as the Company realigns its current facilities and relocates a portion of its manufacturing facility to the 2400 Lunt Avenue location.

The net sales for six months ended October 31, 1996 were $32,735,000, decreasing by 6.4% from $34,983,000 for the same period last year. Net sales to two individual unaffiliated customers accounted for approximately 44%, SigmaTron accounted for 11% for a total of 55% of net sales for three customers for the six months ended October 31, 1996, compared to same period last year, in which four customers including SigmaTron accounted for approximately 41% of net sales. The sales decrease is attributed to the first quarter slowdown within the industry. The gross profit for the six months ended
October 31, 1996, was $4,030,000 or 12.3% of net sales, compared to $6,009,000 or 17.2% of net sales for the same period in the prior year. The gross profit was affected by the same factors as noted above and by the lower sales volume.

Sales and marketing and administrative expenses for the three and six months ended October 31, 1996, were $1,521,000 or 8.3% of net sales and $2,961,000 or 9.0% of net sales, respectively, compared to $1,204,000 or 6.7% of net sales and $2,498,000 or 7.1% of net sales, respectively, for the same periods last year. The increase in the expenses as a percentage of net sales is due to increases in salaries, legal costs, professional services, commissions (higher commissionable sales base) and for bad debt expense.

Other deductions-net for the three and six months ended October 31, 1996, were $34,000 and $186,000, respectively, compared to $79,000 and $151,000, respectively, for the same periods in the prior year. Interest expense increased to $392,000 and $761,000, respectively, in 1996, compared to $353,000 and $708,000, respectively, for the same periods last year. The increase is due to increased borrowings. Rental income declined to $79,000 and $157,000, for the three and six months ended October 31, 1996, compared to $167,000 and $335,000, respectively for the same periods last year. The decrease is due to the non-rental of the 2400 and 2450 E. Lunt locations.
The equity in the net earnings of the unconsolidated affiliate, SigmaTron, increased to $262,000 and $394,000, for the three and six months ended
October 31, 1996, compared to $101,000 and $187,000, respectively, for the same periods last year. This increase is due to SigmaTron's sales growth and related net earnings for the current year.

The effective income tax rate for the six months ended October 31, 1996 is 38.4%, compared to 39.0% for the same period in prior year.

                                CIRCUIT SYSTEMS, INC.
                                  AND  SUBSIDIARIES

                       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
               OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


The net earnings and earnings per share for the three and six months ended October 31, 1996, were $320,000 or $.06 and $544,000 or $.10, respectively, compared to $1,104,000 or $.20 and $2,050,000 or $.38, respectively, for the same periods in the prior year.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial requirements were met through cash generated from operations and increased borrowings.

For the six months ended October 31, 1996, the increase in accounts receivable of $2,208,000, capital expenditures of $2,009,000, payments on long-term obligations of $1,820,000, and the increase in inventories of $174,000 were funded by operating income, increase in accounts payable and accrued liabilities of $2,380,000, proceeds from long-term obligations of $1,500,000, and net borrowings on the line of credit of $264,000.

The Company has purchase commitments as of October 31, 1996 of approximately $2,600,000 for future deliveries of machinery and equipment, $100,000 for building improvements at the 2400 E. Lunt Ave. location and $180,000 for a 8,300 square foot addition to the Landmeier location which will be leased to SigmaTron. The Company intends to finance such purchases through collateralized borrowings, installment loans and existing cash flow.

The Company's backlog at October 31, 1996 is approximately $14,136,000 compared to $15,004,000 at October 31, 1995. Backlog represents orders scheduled to be shipped with in approximately six months, but most of which is shipped in four months or less. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customer orders and the Company's scheduled production and delivery dates.

                               CIRCUIT  SYSTEMS,  INC.
                                  AND  SUBSIDIARIES

                           PART  2  -   OTHER  INFORMATION


Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits

            Exhibit 11 -  Calculation of Primary and
                           Fully Diluted Per Share Earnings

        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended October 31, 1996.

                                                                 Exhibit  11
                               CIRCUIT  SYSTEMS,  INC.
                                 AND   SUBSIDIARIES
                       COMPUTATION  OF   PER  SHARE  EARNINGS



                                     THREE MONTHS ENDED      SIX MONTHS ENDED
   PRIMARY   EPS                  10/31/95    10/31/96    10/31/95    10/31/96
                                 ----------  ---------   ----------  ---------
[S]                              [C]         [C]         [C]        [C]
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
DURING THE PERIOD  .............  5,321,973   5,321,973   5,321,973  5,321,973

NET ADDITIONAL SHARES ASSUMING
DILUTIVE STOCK OPTIONS EXERCISED
AND PROCEEDS USED TO PURCHASE
TREASURY SHARES AT AVERAGE FAIR
MARKET VALUE  ..................      9,323      36,004       6,477     49,168
                                  ---------   ---------   ---------  ---------
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON EQUIVALENT
SHARES OUTSTANDING  ............  5,331,296   5,357,977   5,328,450  5,371,141
                                  =========   =========   =========  =========
NET  EARNINGS  ................. $1,103,714    $319,744  $2,049,786   $543,906
                                  =========   =========   =========  =========
PRIMARY EARNINGS PER SHARE  ....      $0.20       $0.06       $0.38      $0.10


            FULLY  DILUTED  EPS


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
DURING THE PERIOD  .............  5,321,973   5,321,973   5,321,973  5,321,973


NET ADDITIONAL SHARES ASSUMING
DILUTIVE STOCK OPTIONS EXERCISED
AND PROCEEDS USED TO PURCHASE
TREASURY SHARES AT FAIR MARKET
VALUE (OR AVERAGE FAIR MARKET
VALUE IF HIGHER)  ..............     24,437      36,004      24,437     49,168
                                  ---------   ---------   ---------  ---------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
EQUIVALENT SHARES OUTSTANDING ..  5,346,410   5,357,977   5,346,410  5,371,141
                                  =========   =========   =========  =========

NET EARNINGS  .................. $1,103,714    $319,744  $2,049,786   $543,906
                                  =========   =========   =========  =========
FULLY DILUTED EARNINGS PER SHARE      $0.20       $0.06       $0.38      $0.10
                                  =========   =========   =========  =========

                             CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, registrant's principal financial officer, thereunto duly authorized.





                                               Circuit Systems, Inc.
                                                    (registrant)


                                           /s/  Dilip  S.  Vyas
                                           ----------------------------
                                                Dilip  S.  Vyas
                                         (Principal  Financial  Officer)


December  10, 1996

CIRCUIT SYSTEMS, INC.
AND SUBSIDIARIES
ARTICLE 5 OF REGULATION  S-X