Form 10-Q
period 1997-01-31
CIRCUIT SYSTEMS INC
filed 1997-03-13
CIK 773657

UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.    20549

                            Form  10 - Q
 (Mark  One)

     X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF  THE
   -----    SECURITIES EXCHANGE  ACT  OF  1934.
               For  the  period  ended  January  31,  1997.

            TRANSITION REPORT PURSUANT TO SECTION  13  OR  15  (d)  OF  THE
   -----    SECURITIES EXCHANGE  ACT  OF 1934.
              For  the  transition  period  from     to    .
                                                 ---    ---
                     Commission  file  number  0-15407

                           Circuit  Systems,  Inc.
               ------------------------------------------------
              (Exact name of registrant as specified in charter)

     Illinois                                                 36-2663010
  -----------------------------------                 ---------------------
 (State  or  other  jurisdiction                      (I.R.S.  Employer
  of  incorporation  or  organization)                  Identification No.)

 2350 East Lunt Avenue, Elk Grove Village, Illinois              60007
 --------------------------------------------------          --------------
(Address  of  principal  executive  offices)                     (Zip Code)

 (847)  439 - 1999
  ------------------------------           ---------------------------------
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
                                                            ----     ----

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
                                      ----      ----

 APPLICABLE ONLY TO CORPORATE ISSUERS:       Indicate  the  number  of  shares
 outstanding of each of the issuer's classes of common stock, as of the latest
 practicable date:    February 28, 1997  5,316,973.

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES

                                     INDEX


                                                                     Page
                                                                    Number
 PART   I.              FINANCIAL  INFORMATION                     -------

  1.  Financial  Statements

           Consolidated Condensed Balance Sheets ................     3

           Consolidated Condensed Statements of Earnings ........     4

           Consolidated Condensed Statement of Cash Flows .......     5

           Notes to Consolidated Condensed Financial Statements .     6

  2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ............................     7


 PART  II. OTHER  INFORMATION

         Item  6.    Exhibits and Reports on Form 8-K ...........     9

                           CIRCUIT  SYSTEMS,  INC.
                             AND  SUBSIDIARIES
                   CONSOLIDATED  CONDENSED  BALANCE  SHEETS
                               (UNAUDITED)
                                                    4/30/96          1/31/97
                                                  -----------      ----------
            ASSETS
 CURRENT  ASSETS
  CASH AND CASH EQUIVALENTS  ................       $243,269         $305,911
  ACCOUNTS RECEIVABLE,  LESS
    ALLOWANCE  OF ($475,000 AND $675,000)          8,119,134        7,623,937
  INVENTORIES
    RAW MATERIALS   .........................      3,909,818        3,055,527
    WORK  IN  PROCESS   .....................      2,094,047        3,171,672
    FINISHED  GOODS   .......................      1,596,777        2,119,312
                                                  ----------       ----------
                                                   7,600,642        8,346,511

  DEFERRED  INCOME  TAXES   .................        408,000          408,000
  PREPAID  EXPENSES   .......................        193,137          224,791
                                                  ----------       ----------
       TOTAL  CURRENT  ASSETS   .............     16,564,182       16,909,150

 INVESTMENT  IN  AFFILIATE  .................      2,587,609        3,131,640

 PROPERTY, PLANT, AND EQUIPMENT - AT COST
  BUILDING  AND  IMPROVEMENTS   .............      8,397,345        8,981,780
  MACHINERY  AND  EQUIPMENT   ...............     29,971,227       32,947,647
  AUTOMOTIVE  EQUIPMENT   ...................         64,789           64,789
                                                  ----------       ----------
                                                  38,433,361       41,994,216
    LESS  ACCUMULATED  DEPRECIATION   .......     15,894,629       18,684,629
                                                  ----------       ----------
                                                  22,538,732       23,309,587
  LAND   ....................................      2,351,703        2,351,703
                                                  ----------       ----------
                                                  24,890,435       25,661,290
 OTHER  ASSETS
  DEPOSITS  AND  SUNDRY   ...................      1,774,028        2,268,954
                                                  ----------       ----------
                                                 $45,816,254      $47,971,034
                                                  ==========       ==========

    LIABILITIES  AND  SHAREHOLDERS'  EQUITY
 CURRENT  LIABILITIES
  CURRENT  MATURITIES  OF  L/T  OBLIGATIONS      $ 3,523,979      $ 3,857,435
  ACCOUNTS  PAYABLE   ......................       3,659,482        4,518,726
  ACCRUED  LIABILITIES   ...................       1,012,121        1,175,525
  INCOME  TAXES  PAYABLE   .................         322,432          591,471
                                                  ----------       ----------
       TOTAL  CURRENT  LIABILITIES                 8,518,014       10,143,157

 LONG - TERM  OBLIGATIONS  .................      14,535,823       13,693,613
 DEFERRED  INCOME  TAXES  ..................       1,560,000        1,673,000

 SHAREHOLDERS'  EQUITY
  COMMON  STOCK   ..........................       3,002,599        2,971,974
  RETAINED  EARNINGS   .....................      18,199,818       19,489,290
                                                  ----------       ----------
                                                  21,202,417       22,461,264
                                                  ----------       ----------
                                                 $45,816,254      $47,971,034
                                                  ==========       ==========

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES
               CONSOLIDATED  CONDENSED  STATEMENTS  OF  EARNINGS
                                 (UNAUDITED)


                                THREE MONTHS ENDED         NINE MONTHS ENDED
                             ------------------------  -------------------------
                              1/31/96      1/31/97       1/31/96      1/31/97
                             -----------  -----------  -----------  -----------
NET  SALES  .............. $17,189,073  $16,623,829  $52,172,234  $49,359,056

COST OF GOODS SOLD........  14,386,647   13,795,611   43,360,662   42,500,460
                            ----------   ----------   ----------   ----------
    GROSS  PROFIT  .......   2,802,426    2,828,218    8,811,572    6,858,596

SELLING EXPENSES  ........     935,259      896,327    2,423,492    2,450,120
ADMINISTRATIVE  EXPENSES..     543,532      586,266    1,553,478    1,993,799
                            ----------   ----------   ----------   ----------
                             1,478,791    1,482,593    3,976,970    4,443,919

    OPERATING  INCOME ....   1,323,635    1,345,625    4,834,602    2,414,677

OTHER (INCOME)/DEDUCTIONS
 INTEREST  EXPENSE  ......     414,201     405,000     1,122,564    1,165,508
 GAIN ON SALE OF EQUIPMENT     (24,104)      ---         (42,704)       ---
 EQUITY IN  EARNINGS  OF
  UNCONSOLIDATED AFFILIATE    (167,289)   (150,373)     (354,148)    (544,031)
 RENTAL  INCOME   .......     (105,384)    (91,160)     (439,983)    (247,760)
 SUNDRY   ...............      (32,081)    (27,408)      (49,205)     (51,512)
                            ----------   ---------    ----------   ----------
                                85,343     136,059       236,524      322,205

EARNINGS BEFORE
    INCOME TAXES             1,238,292   1,209,566     4,598,078    2,092,472

 INCOME  TAXES  .........      483,000     464,000     1,793,000      803,000
                            ----------  ----------   -----------   ----------
  NET  EARNINGS   .......     $755,292    $745,566    $2,805,078   $1,289,472
                            ==========  ==========   ===========   ==========

 PER  SHARE  DATA

  NET  EARNINGS  PER  SHARE     $0.14       $0.14          $0.52        $0.24

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING        5,378,112   5,339,304       5,344,188   5,360,149

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (UNAUDITED)
                                                    NINE   MONTHS   ENDED
                                                  -------------------------
                                                  1/31/96           1/31/97
                                                  -------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

      NET EARNINGS   ...........................  $2,805,078      $1,289,472

 ADJUSTMENTS  TO  RECONCILE  NET  EARNINGS  TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION   .............................   2,556,000       2,790,000
    GAIN ON SALE OF PROPERTY & EQUIPMENT .......     (42,704)         ---
    DEFERRED  INCOME  TAXES  ...................     322,000         113,000
    EQUITY IN EARNINGS OF UNCONSOLIDATED
       AFFILIATE  ..............................    (354,148)       (544,031)

  CHANGES  IN  ASSETS  AND  LIABILITIES
    ACCOUNTS  RECEIVABLE   .....................    (256,081)        495,197
    INVENTORIES   ..............................  (4,339,380)       (745,869)
    PREPAID  EXPENSES   ........................      56,507         (31,654)
    OTHER  ASSETS   ............................     449,405         505,074
    ACCOUNTS PAYABLE & ACCRUED LIABILITIES .....   1,349,112       1,291,687
                                                   ---------       ---------
       TOTAL  ADJUSTMENTS   ....................    (259,289)      3,873,404
                                                   ---------       ---------
       NET  CASH  PROVIDED  BY  OPERATIONS  ....   2,545,789       5,162,876

  CASH  FLOWS  FROM  INVESTING  ACTIVITIES
    CAPITAL  EXPENDITURES  .....................  (2,614,677)     (2,353,355)
    INVESTMENT IN CIRCUIT SYSTEMS (INDIA) LTD...       ---        (1,000,000)
    PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT .      67,100          ---
                                                   ---------       ---------

       NET CASH USED IN INVESTING ACTIVITIES ...  (2,547,577)     (3,353,355)

  CASH  FLOWS  FROM  FINANCING  ACTIVITIES
    NET  BORROWINGS  UNDER  LINE  OF  CREDIT ...    (450,553)        (63,879)
    ACQUISITION OF STOCK................ .......       ---           (30,625)
    PROCEEDS  FROM  LONG - TERM  OBLIGATIONS ...   3,000,000       1,500,000
    PAYMENTS  ON  LONG - TERM  OBLIGATIONS .....  (2,534,136)     (3,152,375)
                                                   ---------       ---------
       NET  CASH  PROVIDED  BY  (USED  IN)
           FINANCING  ACTIVITIES  ..............      15,311      (1,746,879)
                                                   ---------       ---------
  INCREASE  IN  CASH   .........................      13,523          62,642

  CASH  AT  THE  BEGINNING  OF  THE  PERIOD ....     127,865         243,269
                                                   ---------       ---------
  CASH  AT  THE  END  OF  THE  PERIOD  .........   $ 141,388       $ 305,911
                                                   =========       =========

 SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:
  CASH  PAID  DURING  THE   PERIOD  FOR:
    INTEREST   .................................  $1,107,889      $1,160,237
    INCOME  TAXES   ............................   1,437,739         465,000

 SUPPLEMENTAL  SCHEDULE  OF  NON - CASH  INVESTING
 AND  FINANCING  ACTIVITIES:
    CAPITAL  LEASES  FOR  NEW  EQUIPMENT .......  $3,650,967      $1,207,500


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

 3. These consolidated statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting princples normally made in the Company's Annual Report and Form 10-K.

 4. In January 1997, the Company invested an additional $1,000,000 in cash in its 70% owned subsidiary, Circuit Systems (India) Limited (``CSIL''), located in Gandhinagar, India. CSIL then acquired the pcb manufacturing facility, leasehold land and machinery and equipment of the electronics division of Stovec Industries Limited, also located in Gandhinagar,India, for approximately $1,400,000. The acquisition will be accounted for as a purchase and the purchase price will be allocated to property, plant, and equipment based upon appraisals, relevant facts, etc. ascertained during the fourth quarter.

      The Company's investment in CSIL, consisting of approximately $450,000 of machinery and equipment and $1,000,000 in cash are currently recorded under Property, Plant and Equipment and Other Assets, respectively.

      The results of operations of CSIL for the quarter and nine months ended January 31, 1997 are immaterial.

                             CIRCUIT SYSTEMS, INC.
                               AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Note: To the extent any statements in this Form 10-Q may be deemed to be forwardlooking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including those risks and uncertainties set forth in the Company's Annual Report and Form 10-K for the fiscal year ended April 30, 1996.

 The net sales for the quarter ended January 31, 1997 were $16,624,000 decreasing by 3.3% from $17,189,000 for the same quarter last year. The decrease in sales is primarily due to a general decrease in business activity within the existing customer base. Net sales to three customers accounted for approximately 59% of net sales for the quarter ended January 31, 1997, compared to the same period last year in which three customers accounted for approximately 47% of net sales. The gross profit for the quarter was $2,828,000 or 17.0% of net sales, compared to $2,802,000 or 16.3% of net sales for the same quarter last year. The higher gross profit is attributed to a change in product mix, and slightly lower material and labor expenses as a percentage of sales.

 The net  sales for  nine  months ended  January  31, 1997  were  $49,359,000, decreasing by 5.4% from $52,172,000 for the same period last year. Net sales to three customers accounted for approximately 56% of net sales for the nine months ended January 31, 1997, compared to the same period last year, in which three customers accounted for approximately 38% of net sales. The sales decline is attributed to the general slowdown in the first quarter within the industry. The gross profit for the nine months ended January 31, 1997, was $6,859,000 or 13.9% of net sales, compared to $8,812,000 or 16.9%
 of net sales for the same period in the prior year. The lower gross profit is attributed to a reduction in sales throughout the year, continued pressure on pricing, a change in product mix and the overall increase in production equipment/capacity with the completion of the manufacturing facility at 2400
 E. Lunt Avenue.

 Sales and marketing and administrative expenses for the three and nine months ended January 31, 1997, were $1,483,000 or 8.9% of net sales and $4,444,000 or 9.0% of net sales, respectively, compared to $1,479,000 or 8.6% of net sales and $3,977,000 or 7.6% of net sales, respectively, for the same periods last year. The increase in the expenses as a percentage of net sales is due to increases in salaries, professional services, commissions (higher commissionable sales base) and bad debt expense.

                             CIRCUIT SYSTEMS, INC.
                               AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Other deductions-net for the three and nine months ended January 31, 1997, were $136,000 and $322,000, respectively, compared to $85,000 and $237,000,
 respectively, for the  same periods in  the prior year.   Comparison for  the
 three months ended January 31, 1997 to the same period last year:   interest
 expense declined to $405,000 from $414,000, equity in the net earnings of the unconsolidated affiliate, SigmaTron, declined to $150,000 from $167,000, rental income decline to $91,000 from $105,000 and sundry and other income
 decreased to $27,000 from $56,000.     Comparison for the  nine months  ended
 January 31, 1997, to the same period last year: interest expense increased to $1,166,000 from $1,123,000 (due to increased borrowings), equity in the net earnings of the unconsolidated affiliate, SigmaTron, increased to $544,000 from $354,000 (due to SigmaTron's sales growth and related net earnings for the current year), and rental income decreased to $248,000 from $440,000 (due to the non-rental of the 2400 and 2450 E. Lunt Avenue locations).

 The effective income tax rate for the nine months ended January 31, 1997 is 38.4% compared to 39.0% for the same period in prior year.

 The net earnings and earnings per share for the three and nine months ended January 31, 1997 were $746,000 or $.14 and $1,289,000 or $.24, respectively, compared to $755,000 or $.14 and $2,805,000 or $.52, respectively, for the same periods in the prior year.

 LIQUIDITY AND CAPITAL RESOURCES

 The Company's financial requirements were met through cash generated from operations and increased borrowings.

 For the nine months ended January 31, 1997, payments on long-term obligations of $3,152,000, capital expenditures of $2,353,000, an additional investment of $1,000,000 in CSIL and the increase in inventories of $746,000 were funded by operating income, proceeds from long-term obligations of $1,500,000, increase in accounts payable and accrued liabilities of $1,292,000, and a decrease in accounts receivable of $495,000.

 In January 1997, the Company invested an additional $1,000,000 in cash in its 70% owned subsidiary, CSIL located in Gandhinagar, India. CSIL then acquired the pcb manufacturing facility, leasehold land and machinery and equipment of the electronics division of Stovec Industries Limited, also located in Gandhinagar, India, for approximately $1,400,000.

                             CIRCUIT SYSTEMS, INC.
                               AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 During February 1997, the Company's Board of Directors authorized the Company to repurchase up to 250,000 shares of the Company's common stock and to sell up to 68,000 shares of the common stock of its investment in SigmaTron. Through February 28, 1997, the Company repurchased 48,900 shares of its stock for approximately $226,000 and sold 68,000 shares of SigmaTron's stock for approximately $1,475,000.

 The Company has purchase commitments as of January 31,1997 of approximately $1,800,000 for future deliveries of machinery and equipment, and $100,000 for building improvements at the 2400 E. Lunt Avenue location. The Company intends to finance such purchases through collateralized borrowings, installment loans and existing cash flow.

 The Company's backlog at January 31, 1997 is approximately $11,678,000 compared to $11,084,000 at January 31, 1996. Backlog represents orders scheduled to be shipped with in approximately six months, but most of which is shipped in four months or less. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customer orders and the Company's scheduled production and delivery dates.

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES

                        PART  2  -   OTHER  INFORMATION


 Item  6.    Exhibits and reports on Form 8-K

             (a) Exhibits

                 Exhibit 11 - Calculation of Primary and Fully Diluted Per Share Earnings

             (b) Reports on Form 8-K

                 There were no reports on Form 8-K filed for the quarter ended January 31, 1997.

  Exhibit  11
                            CIRCUIT  SYSTEMS,  INC.
                              AND   SUBSIDIARIES
                    COMPUTATION  OF   PER  SHARE  EARNINGS


                                THREE  MONTHS  ENDED    NINE  MONTHS  ENDED
                                --------------------    ---------------------
    PRIMARY   EPS               1/31/96      1/31/97    1/31/96       1/31/97
                                --------------------    ---------------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES  OUTSTANDING
DURING  THE  PERIOD             5,321,973  5,318,495    5,321,973   5,320,814


NET ADDITIONAL SHARES
ASSUMING DILUTIVE STOCK OPTIONS
EXERCISED AND PROCEEDS USED  TO
PURCHASE TREASURY SHARES AT
AVERAGE  FAIR  MARKET  VALUE       56,139     20,809       22,215      39,335
                                ---------  ---------    ---------   ---------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
EQUIVALENT SHARES OUTSTANDING   5,378,112  5,339,304    5,344,188   5,360,149
                                ---------  ---------    ---------   ---------
 NET  EARNINGS                   $755,292   $745,566   $2,805,078  $1,289,472
                                =========  =========    =========   =========
 PRIMARY EARNINGS PER SHARE         $0.14      $0.14        $0.52       $0.24
                                =========  =========    =========   =========


        FULLY  DILUTED  EPS

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
DURING THE PERIOD               5,321,973  5,318,495    5,321,973   5,320,814


NET ADDITIONAL SHARES ASSUMING
DILUTIVE STOCK OPTIONS EXERCISED
AND PROCEEDS USED TO PURCHASE
TREASURY SHARES AT FAIR MARKET
VALUE (OR AVERAGE FAIR MARKET
 VALUE  IF  HIGHER)                60,543     27,162       60,543      39,335
                                ---------  ---------    ---------   ---------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
EQUIVALENT SHARES OUTSTANDING   5,382,516  5,345,657    5,382,516   5,360,149
                                ---------  ---------    ---------   ---------
NET  EARNINGS                    $755,292   $745,566   $2,805,078  $1,289,472
                                =========  =========    =========   =========
FULLY DILUTED EARNINGS
PER SHARE                           $0.14      $0.14        $0.52       $0.24
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





                                                Circuit Systems, Inc.
                                                     (registrant)



                                           /s/     Dilip  S.  Vyas
                                           -----------------------------
                                                   Dilip  S.  Vyas
                                          (Principal  Financial  Officer)


 March  13, 1997