Form 10-K
period 1997-04-30
CIRCUIT SYSTEMS INC
filed 1997-07-25
CIK 773657

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              Form 10-K
  (Mark One)
     X      Annual Report  pursuant to  Section 13  or 15(d)  of  the
   -----     Securities Exchange Act of 1934.
             (Fee Required)
                    For the fiscal year ended April 30, 1997
                                 or

            Transition Report pursuant to Section 13 or 15(d) of  the
   -----     Securities Exchange Act of 1934.
             (No Fee Required)
               For the transition period from        to      .
                                              ------    -----
                   Commission file number 0-15047
                       CIRCUIT SYSTEMS, INC.
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

             Illinois                                 36-2663010
   ------------------------------                   ---------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)             Identification Number)

  2350 E. Lunt Ave., Elk Grove Village, IL                  60007
  ----------------------------------------                ---------
  (Address of principal executive offices)               (Zip Code)


  Registrant's telephone number, including area code  (847) 439-1999
                                                      --------------
  Securities registered pursuant to Section 12(g) of the Act:

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
                              -----   -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
  III of this Form 10-K or any amendment to this Form 10-K.  (    )

  The aggregate market value of the voting stock held by non affiliates of the registrant as of June 30, 1997 (based on the closing price as quoted by NASDAQ as of such date) was $15,668,856.


  The number of outstanding shares of the registrant's common stock, no par value per share, as of June 30, 1997, was 5,069,273.

                 DOCUMENTS INCORPORATED BY REFERENCE

  Those sections or portions of the definitive proxy statement of Circuit Systems, Inc., for use in connection with its annual meeting of stockholders to be held September 19, 1997 are incorporated by reference into Part III of this Form 10-K.

                           TABLE OF CONTENTS


  PART I

    ITEM 1.BUSINESS    ......................................  3

    ITEM 2.PROPERTIES     ...................................  6

    ITEM 3.LEGAL PROCEEDINGS    .............................  7

    ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS    ........................  7

  PART II

    ITEM 5.MARKET FOR THE REGISTRANT ' S COMMON
                 EQUITY AND RELATED STOCKHOLDER MATTERS  ....  7

    ITEM 6.SELECTED FINANCIAL DATA     ......................  8

    ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS    ..............................  9

    ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  ..... 12

    ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE  .... 12

  PART III

    ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT    .............................. 12

    ITEM 11.EXECUTIVE COMPENSATION    ....................... 12

    ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT    ................... 12

    ITEM 13.CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS    ............................ 12

  PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K     ................ 12

  SIGNATURES   .............................................. 13

       This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.
  *******************************************************************
                             PART  I
  *******************************************************************
  ITEM 1.  BUSINESS

  Circuit Systems, Inc. was incorporated in Illinois on May 26, 1967. In September, 1985, the Company successfully completed its initial public offering and became a publicly-owned company. The Company's Common Stock is traded over-the-counter on NASDAQ under the symbol CSYI.

  The Compans manufactures and sells single-sided, double-sided, and multilayer printed circuit boards. All of the Company's printed
  circuit boards are specially  designed by  the  customer  and   are
  manufactured  to  exacting   customer specifications.    The  boards
  are  sold  primarily  to   original   equipment  and   contract
  manufacturers ("OEM's") of  computers   and peripherals,  consumer
  and  industrial   electronic  equipment  and   telecommunications
  equipment by the Company's in-house sales  force and independent
  sales  representatives.   The  Company  is  a   U.L.  recognized
  manufacturer of single-sided, double-sided and multilayer printed circuit boards.

  In September, 1995, the Company entered into an agreement with Gujarat Apollo Industries and Finance Limited, of Ahmedabad, India, a company registered under the Indian Companies Act, to form
  Circuit  Systems  (India)   Limited  ("CSI (India)")   to   produce
  primarily single-sided printed circuit boards in large volume in Gandinagar, India, at competitive prices for the existing customers in the international marketplace and in head-to-head competition with Far East manufacturers. The Company's 70% investment consists
  of a cash investment of $1,000,000 and approximately  $250,000   of
  both new and used equipment which it shipped to India.   Operations
  commenced in the fourth quarter of fiscal year 1997. CSI(India) is expecting to generate approximately $1,200,000 in sales in the first full year of operations and $2,000,000 in the second year.

  The Company also purchased the leasehold rights to a 150,000 square
  foot  vacant  parcel  of  land  from  the  Maharashtra   Industrial

  Development Corporation in the electronics zone near the airport in Bombay, India. The Company expects to build a facility on the site when the Company has determined that its customers have a need for printed circuit board production for their Far East facilities. The Company may also share the facility with a electronics component manufacturer or assembler.

  On May 22, 1997, the Company announced that it entered into a definitive agreement to purchase the printed circuit board manufacturing operation of Philips Consumer Electronics Company, a division of Philips North America Operation. The purchase will consist of all of the equipment and 93,360 square foot plant located in Greeneville Tennessee, which is presently dedicated to the production of single-sided printed circuit boards ("pcb") for Philips television sets. This is a "state of the art" single-sided pcb facility that has ISO 9002 and 14002 certification which will bolster the Company's position as a single-sided pcb manufacturing company in North America. Even though the facility will continue producing Philips' requirements, there is sufficient capacity so that additional single-sided customers can be immediately added. The agreement also requires Philips to purchase certain of its North American television sets requirements from Circuit Systems for two years after the closing. The transaction is expected to close at the end of July, 1997, after the completion of due diligence.

  The Company also owns 488,413 shares of SigmaTron International, Inc. ("SigmaTron"), an electronics contract manufacturer, representing an approximate 17% interest. Sigma's common stock trades on the NASDAQ national market system under the symbol "SGMA".

  * PRINTED CIRCUIT BOARDS

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

  * MARKETS

  The Illinois based Institute of Interconnecting and Packaging Electronic Circuits ("IPC") reported that the total U.S. printed circuit board industry grew in 1996 to approximately $7.9 billion from approximately $7.1 billion in 1995. Independent printed circuit board manufacturers continued to keep a large share of the total printed circuit board market. The independent's share, according to the IPC, reached 86% in 1996 from 85% in 1995. The IPC continues to be confident about future growth prospects for the printed circuit board industry and estimates the industry sales dollars to continue to grow between 7% to 8% for the years 1997 and 1998.

  The printed circuit board market is segmented by type of circuit boards, namely single-sided, double-sided, multilayer, backplane and flexible. The Company currently does not manufacture any backplane or flexible circuit boards. Historically, the Company has operated primarily in the double-sided plated through hole segment of the market, but as a marketing strategy, the Company offers its customers a "one-stop shopping" capability since the Company also serves the single-sided and multilayer segments of the printed circuit board market. The Company also offers its customers quick turn around prototype services to complement its full range of services. Company's primary market in double sided printed circuit boards has shown relatively slower growth rate than overall pcb market.

  For the year ended April 30, 1997, 7% of the Company's sales were represented by single-sided, 81% by double-sided plated through, and 12% by multilayer printed circuit boards. The IPC estimates that single-sided, double-sided and multilayer printed circuit boards represent 4%, 22% and 74%, respectively, of the total printed circuit board market. Management will continue to pursue additional market share in all three segments of the market.

  * CUSTOMERS AND MARKETING

  The Company had approximately 100 active customers as of April 30, 1997. These customers include small to large-size companies and represent a cross-section of the electronics equipment industry.

  The Company's customers are  typically OEMs and subcontractors  for
  OEMs.   The customers  include  American Power  Conversion,  Lucent
  Technologies (formerly AT  & T),  General Instrument  Corporation.,
  Honeywell, Inc.,   Motorola, Inc.,   SCI  Systems, Inc.,  SigmaTron
  International, Inc., 3Com (formerly U. S. Robotics Corporation), Zenith Electronics Corp., and many other accounts.

  Lucent  Technologies,  American  Power  Conversion  and   SigmaTron
  International, Inc. accounted for approximately 25.6%, 20.4% and 10.9%, respectively, of the Company's net sales for the year ended April 30, 1997. Lucent Technologies and 3Com (formerly U.S. Robotics
  Corporation),  accounted   for   approximately  18.6%   and   12.1%,
  respectively, of the Company's net sales  for the year ended  April
  30, 1996.

  The Company's marketing strategy is to become a supplier to potential customers who utilize printed circuit boards in volume and build long-term relationships with those customers. Most of the Company's customers require the Company to undergo a qualification process before acceptance as a supplier. The Company encourages the customer to use its production and engineering facility in connection with the development of printed circuit boards for their new projects. In this way, the Company becomes involved with the customer's engineers in the early stages of new product design. The Company's Indian subsidiary CSI(India) intends to market single-sided, double-sided and multilayer pcbs in India and in the Far East. Once properly organized, CSI(India) can serve some of the company's customers in USA who have long term needs for simpler printed circuit boards.

  The Company markets its products through 16 independent sales representatives and through a sales and customer service staff consisting of 10 full time individuals.

  The Company's printed circuit boards are typically sold on terms where the invoiced amounts are due within 30 days of invoice. The Company generally warrants its boards for 30 days from date of shipment.

  * COMPETITION

  The printed circuit board market is highly competitive and fragmented. Over 650 independent manufacturers in the U.S. compete primarily on the basis of price, quality, reliability and timely deliveries rather than on patent protection. According to the IPC report, there were 25 independent manufacturers of printed circuit boards in the U.S. which had sales in excess of $50 million in 1996. Manufacturing processes are complex and, therefore, it is important to maintain a skilled and motivated work force. The technology used in the manufacture of most boards is widely available. Double-sided and multilayer circuit boards produced in large volumes involve a higher level of material and process technology and, therefore, a substantially larger investment in plant and equipment is required.

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

  * EMPLOYEES

  At April 30, 1997, the Company had approximately 515 people employed in the United States and approximately 40 in India on a full-time basis in manufacturing, sales, engineering and administrative functions. The Company believes that its employee relations are good. The Company's employees are not represented by a union and the Company has never experienced a work stoppage.

  * BACKLOG

  As of June 30, 1997, the Company's backlog was approximately $9,396,000 in contrast to $12,599,000 as of June 30, 1996. Backlog is comprised of orders which have a scheduled shipment date. Some orders in backlog may be canceled under certain conditions. The majority of the June 30, 1997 backlog is scheduled to be shipped within approximately 4 months. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customers' orders and the Company's scheduled production and delivery dates.


  * MANUFACTURING PROCESS

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

  * COMPLIANCE WITH ENVIRONMENTAL REQUIREMENTS

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

  ITEM 2.  PROPERTIES

  The Company owns five production facilities and one warehouse. The following table lists the administrative and printed circuit board production facilities of the Company:

         Location                Function           Square Footage
  -------------------------------------------------------------------
  2350 E. Lunt Avenue     Administrative and            48,000
  Elk Grove Village, IL   primarily double-sided

  2201 Landmeier Road     Primarily single-sided       140,000
  Elk Grove Village, IL   and double-sided

  896 Anita Avenue        Primarily multilayer          47,000
  Antioch, IL

  2450 E. Lunt Avenue     Warehouse                     38,000
  Elk Grove Village, IL

  2400 E. Lunt Avenue     Primarily                     61,000
  Elk Grove Village, IL   Double-Sided

  CSI(India)              Single-sided, Double-sided    60,000
  Gandhinagar, India      and Multilayer

  **   Approximately 75,000  square  feet are  leased  to  SigmaTron, which paid an  aggregate rental  of approximately  $336,000 to  the
  Company in 1997.

  ITEM 3.  LEGAL PROCEEDINGS

  The Company is a party to legal actions arising in the ordinary course of its business, none of which, individually or in the aggregate, in the opinion of management, after consulting with counsel, will have a material adverse effect on the business or financial condition of the Company.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders in the fourth quarter of fiscal 1997.

  *******************************************************************
                               PART  II
  *******************************************************************


  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the National Association of Securities Dealers National Market System ("NASDAQ") under the symbol CSYI. The following table sets forth the closing prices in the NASDAQ National Market System for the Common Stock, as reported by NASDAQ.

  PERIOD                        HIGH      LOW
  --------------             ---------  ---------
  Fiscal 1996
  First Quarter                 4 1/4     3 1/8
  Second Quarter                5 1/8     3 1/8
  Third Quarter                 7 7/8     4 1/4
  Fourth Quarter                7 1/2     4 3/8

  Fiscal 1997
  First Quarter                 7         4 1/2
  Second Quarter                5 7/8     4 1/4
  Third Quarter                 5 1/4     3 5/8
  Fourth Quarter                5 5/8     4 3/8


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

  As of June 30, 1997 there were approximately 220 holders of record of the Common Stock of the Company, which does not include shareholders whose stock is held through securities position listings.

  ITEM 6.  SELECTED FINANCIAL DATA

                          Year Ended April 30,
             (In thousands, except for per share amounts)

                         1993     1994     1995     1996     1997
 -----------------------------------------------------------------
  Net Sales           $51,419  $60,411   $59,586  $65,130  $63,414
  Net Earnings          3,056    4,989     2,242    3,084    2,119
  Net Earnings per
  common share(1)         .59      .95       .42      .58      .40
  Total Assets         26,074   33,102    39,411   45,816   45,758
  Long -Term            7,406    5,612    11,622   14,536   10,640
  Obligations


  (1) Earnings per common share have been determined using the weighted average number of common and common equivalent shares outstanding. The weighted average number of common and common equivalent shares outstanding for the years ended April 30, 1993, 1994, 1995, 1996 and 1997 were 5,185,145, 5,261,766, 5,328,719,
  5,353,428, and 5,338,240 respectively.

  ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                           Year Ending April  30,

                 (In thousands, except for per share amounts)

                           1995       1996      1997
   -----------------    -------    -------   -------
   Net Sales            $59,586    $65,130   $63,414

  Cost of Sales          50,772     54,392    55,077

  Gross Profit            8,814     10,738     8,337

  Operating Expenses      5,017      5,328     5,553

  Operating Profit        3,797      5,410     2,784

  Other Deductions
  (Income)-Net              133        408      (552)

  Income Tax Expense      1,422      1,918     1,217

  Net Earnings           $2,242     $3,084    $2,119

  Net Earnings
    per Common Share     $  .42     $  .58    $  .40


  * RESULTS OF OPERATIONS 1997 COMPARED TO 1996

  General
  During the year ended April 30, 1997, the Company completed its investment of machinery and equipment in its 70% owned foreign subsidiary, Circuit Systems (India) Limited ("CSI(India)"). In January 1997, the Company invested $1,000,000 in cash in CSI(India) and CSI(India) acquired the pcb manufacturing facility, leasehold land and machinery and equipment of the electronics division of Stovec Industries Limited for approximately $1,250,000. The acquisition was accounted for as a purchase and the purchase price was allocated to property, plant and equipment based upon appraisals, and relevant facts. The accounts of CSI(India) have been included in the consolidated financial statements based upon a March 31 year end. CSI(India) commenced operations and began training personnel and producing prototype and trial run orders near the end of the Company's fiscal year 1997.

  Operations
  The net sales in 1997 decreased by 2.6% to $63,414,000 from $65,130,000 in the prior year. The decrease in sales is primarily due to a general decrease in business activity within the existing customer base. Net sales to three customers accounted for approximately $36,035,000 or 56.8% of net sales in 1997 compared to 1996 in which four customers accounted for approximately $29,832,000 or 45.8% of net sales.

  The gross profit in 1997 was $8,337,000 or 13.1% of net sales, compared to $10,738,000 or 16.5% of net sales for the prior year. The lower gross profit is attributed to a change in product mix, very competitive pricing, and realignment of its current facilities which increased expenses as a percentage of sales.

  Selling, General and Administrative expense in 1997 was $5,553,000 or 8.8% of net sales, compared to $5,328,000 or 8.2% of net sales in the prior year. The increase in the expenses as a percentage of net sales is due to increases in salaries, professional services, and commissions (higher commissionable sales base) and CSI(India)'s administrative expenses of $72,000, while the provision for bad debts decreased.

  Other Deductions (Income) reflected income of $552,000 in 1997 compared to a deduction of $408,000 in the prior year. Income in 1997 was the result of a gain of $1,092,000 on the sale of 68,000 shares of SigmaTron's common stock and equity in the earnings of SigmaTron, increased to $636,000 from $478,000 in the prior year. The increases in other income were offset by increased interest expense to $1,613,000 from $1,527,000 in the prior year, and decreased rental income from $552,000 in the prior year to $339,000 (due to the non-rental of the 2400 and 2450 E. Lunt Avenue locations).

  The 1997 effective income tax rate was 36.5% as compared to 38.4% in the prior year. The effective rate has decreased due to certain state credits and increased utilization of the foreign sales corporation.

  The net earnings and  earnings per share  for 1997 were  $2,119,000
  and  $.40,   respectively,  compared   to  $3,084,000   and   $.58,
  respectively, for the prior year.

  The Company's  backlog of  orders at  June 30,  1997 is  $9,396,000 compared to $12,599,000 at June 30, 1996. Backlog represents orders scheduled to be shipped within approximately six months, but most of which is shipped in four months or less. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customer orders and the Company's scheduled production and delivery dates.

  SigmaTron net sales, gross profit and net earnings for the year ended April 30, 1997 were $87,216,000, $12,639,000, and $3,255,000, respectively, as compared to $69,558,000, $10,142,000 and $2,367,000, respectively, for the year ended April 30, 1996.

  * RESULTS OF OPERATIONS 1996 COMPARED TO 1995

  The net sales in 1996 increased by 9.3% to $65,130,000 from $59,586,000 in the prior year. The increase in sales was not as a result of price increases but is primarily due to four individual customers which accounted for approximately $29,832,000 or 45.8% of net sales in 1996 compared to 1995 in which two customers accounted for approximately $12,964,000 or 21.5% of net sales.

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

  Other Deductions - Net in 1996 was $408,000 compared to $133,000 in the prior year. Additional borrowings on equipment notes and leases increased interest expense to $1,527,000 from $924,000 in the prior year. This increase was partially offset by the equity in the net earnings of the unconsolidated affiliate, SigmaTron to $478,000 compared to $384,000 in the prior year. Rental income increased to $552,000 compared to $425,000 in the prior year and sundry items had income of $82,000 in 1996 compared to an expense of $24,000 in the prior year.

  The 1996 effective income tax rate was 38.4% as compared to 38.8% in the prior year.

  The Net Earnings and  Earnings Per Share  for 1996 were  $3,084,000
  and  $.58,   respectively,  compared   to  $2,242,000   and   $.42,
  respectively, for the prior year.

  The Company's backlog of orders at June 30, 1996 was $12,599,000 compared to $12,060,000 at June 30, 1995. Backlog represents orders scheduled to be shipped within approximately 6 months, but most of which is shipped in 4 months or less. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customer orders and the Company's scheduled production and delivery dates.

  SigmaTron net sales, gross profit and net earnings for the year ended April 30, 1996 were $69,558,000, $10,142,000 and $2,367,000, respectively, as compared to $45,345,000, $8,412,000 and $1,891,000, respectively, for the year ended April 30, 1995.

  * LIQUIDITY AND CAPITAL RESOURCES

  During 1997 the Company generated positive cash flow from operating activities of $7,553,000. This amount together with proceeds from long-term obligations of $5,851,000, proceeds of $1,475,00 from the sale of SigmaTron stock and the minority interest capital contribution of $501,000 was used for the net decrease in the line of credit of $4,388,000, payments on long-term obligations of $4,220,000 and capital expenditures of $5,810,000.

  The Company has line of credit for $10,000,000 consisting of $6,000,000 which matures on August 31, 1998 and $4,000,000 which matures on August 31, 1997, and is expected to be renewed. The maximum borrowings of $10,000,000, is limited to 80% of eligible accounts receivable, 50% of eligible raw materials inventory not to exceed $2,000,000 and 75% of eligible finished goods inventory not to exceed $3,000,000. The agreement contains certain covenants restricting the amount of dividends the Company could pay, capital stock redemption, capital expenditures, financial covenants pertaining to the maintenance of current ratio, debt ratio and net income as defined. There were no borrowings on the line as of April 30,1997.

  The Company is in the process of finalizing negotiations to acquire the domestic pcb operations of Philips Consumer Electronics Company. The purchase would consist of land, building, machinery and inventory located in Greeneville, Tennessee and would require Philips to purchase certain of its pcb requirements from the Company. The purchase price would be approximately $10,000,000 and would be funded through committed term and mortgage notes as well as the Company's line of credit. It is anticipated that this facility will provide the Company with a high volume "state-of-the-art" singled-sided pcb production facility.

  The Company has purchase commitments as of June 30, 1997 of approximately $3,300,000 for future deliveries of machinery and equipment and $350,000 for building improvements to the 2400 E. Lunt Avenue property. The Company intends to finance such purchases through collateralized borrowings, installment loans and existing cash flow.


  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Response to this Item is included in Item 14(a) of this report.

  ITEM  9.    CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

  NONE

   ******************************************************************
                                 PART  III
   ******************************************************************

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held September 19, 1997, and is incorporated herein by reference.

  ITEM 11.  EXECUTIVE COMPENSATION

  Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held September 19, 1997, and is incorporated herein by reference.

  ITEM 12.    SECURITY OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND
  MANAGEMENT

  Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held September 19, 1997, and is incorporated herein by reference.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held September 19, 1997, and is incorporated herein by reference.

  *******************************************************************
                               PART  IV
  *******************************************************************

  ITEM 14.  EXHIBITS, FINANCIAL  STATEMENTS SCHEDULES AND REPORTS  ON
  FORM 8-K

  (a)(1) and (a)(2) The financial statements including supporting schedules, are listed in the Index to Financial Statements and Financial Statement Schedules filed as part of this Form 10-K on Page F-1 and include the following:
    (a)(1) Consolidated Financial Statements - Circuit Systems, Inc. and Subsidiaries.
    (a)(2)  Schedule II - Valuation and Qualifying Accounts
            Separate financial statements of subsidiaries not
             consolidated and 50% or less owned persons - Consolidated Financial Statements of SigmaTron International, Inc.
    (a)(3)  See Index to Exhibits filed as part of this Form 10-K.
    (b)     Reports on Form 8-K:  None.
    (c)     Exhibits:  Included in Item 14(a)(3) above.
    (d) Financial Statement Schedules required by Regulation S-X. Included in Items 14(a)(1) & 14(a)(2) above.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Circuit Systems, Inc.

       Dated:  July 25, 1997   By:     /s/ D.S. Patel
                                     -------------------------
                                     D.S. Patel, President and
                                     Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

        Signature                  Title                 Date


  /s/ D.S. Patel            Chairman of the Board of    July 25, 1997
      ----------            Directors; President and
      D.S. Patel            Chief Executive Officer
                            (Principal Executive
                            Officer)

  /s/ Richard J. Augustine  Director                    July 25, 1997
      --------------------
      Richard J. Augustine

  /s/ Gary R. Fairhead      Director                    July 25, 1997
      ----------------
      Gary R. Fairhead

  /s/ C. Joseph Incrocci    Director                    July 25, 1997
      ------------------
      C. Joseph Incrocci

  /s/ Magan H. Patel        Executive Vice President,   July 25, 1997
      --------------        Assistant Secretary and
      Magan H. Patel                       Director

  /s/ Thomas W. Rieck       Secretary and Director      July 25, 1997
      ---------------
      Thomas W. Rieck

  /s/ Dilip S. Vyas         Vice President-Business     July 25, 1997
      -------------         Development, and Director
      Dilip S. Vyas         (Principal Financial Officer)

                    INDEX TO FINANCIAL STATEMENTS
                   AND FINANCIAL STATEMENT SCHEDULE



                                                              Page

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........   F-2

  CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS

    ASSETS .................................................   F-3

    LIABILITIES ............................................   F-4

   CONSOLIDATED STATEMENTS OF EARNINGS .....................   F-5

   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ..........   F-6

   CONSOLIDATED STATEMENTS OF CASH FLOWS ...................   F-7

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..............   F-9

  FINANCIAL STATEMENT SCHEDULE

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS .........   F-22

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

  Board of Directors
  Circuit Systems, Inc.

  We have audited the accompanying consolidated balance sheets of Circuit Systems, Inc. (an Illinois Corporation) and Subsidiaries as of April 30, 1996 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circuit Systems, Inc. and Subsidiaries as of April 30, 1996 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

  We have also audited Schedule II of Circuit Systems, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                GRANT THORNTON LLP

  Chicago, Illinois
  July 3, 1997

  Circuit Systems, Inc. and Subsidiaries
  CONSOLIDATED BALANCE SHEETS
  April 30,

                      ASSETS                        1996          1997
                                                 ----------     ---------
  CURRENT ASSETS
   Cash and cash equivalents .................. $   243,269   $   294,204
   Receivables
     Trade ....................................   7,951,621     6,308,699
     Affiliate ................................     628,641       727,986
     Other ....................................      13,872        25,097
                                                 ----------    ----------
                                                  8,594,134     7,061,782
     Less allowance for doubtful receivables ..     475,000       500,000
                                                 ----------    ----------
                                                  8,119,134     6,561,782
   Inventories
     Raw material .............................   3,909,818     2,797,845
     Work in process ..........................   2,094,047     2,129,627
     Finished goods ...........................   1,596,777     1,709,349
                                                 ----------    ----------
                                                  7,600,642     6,636,821

   Deferred income taxes ......................     408,000       363,000
   Prepaid expenses ...........................     193,137       215,674
                                                 ----------    ----------
        Total current assets ..................  16,564,182    14,071,481

  INVESTMENT IN AFFILIATE......................   2,587,609     2,841,193

  PROPERTY, PLANT AND EQUIPMENT - AT COST
     Building and improvements ................   8,397,345     9,446,475
     Machinery and equipment ..................  26,482,833    33,724,712
     Automotive equipment .....................      64,789        83,796
     Equipment not placed in service ..........   3,488,394       146,502
                                                 ----------    ----------
                                                 38,433,361    43,401,485
     Less accumulated depreciation
      and amortization ........................  15,894,629    18,442,154
                                                 ----------    ----------
                                                 22,538,732    24,959,331
     Land .....................................   2,351,703     2,814,613
                                                 ----------    ----------
                                                 24,890,435    27,773,944
  OTHER ASSETS
   Cash surrender value of officers'
         life insurance policies ..............     352,868       409,738
   Equipment and land deposits ................     841,504       119,608
   Sundry .....................................     579,656       542,135
                                                 ----------    ----------
                                                  1,774,028     1,071,481
                                                 ----------    ----------
                                                $45,816,254   $45,758,099
                                                 ==========    ==========

  Circuit Systems, Inc. and Subsidiaries
  CONSOLIDATED BALANCE SHEETS - CONTINUED
  April 30,

      LIABILITIES AND SHAREHOLDERS' EQUITY          1996          1997
                                                 ----------    ----------
  CURRENT LIABILITIES
   Current maturities of long-term obligations $  3,523,979   $ 4,662,289
   Accounts payable ...........................   3,659,482     4,095,791
   Accrued expenses ...........................   1,012,121     1,193,969
   Income taxes payable .......................     322,432       384,745
                                                 ----------    ----------
       Total current liabilities...............   8,518,014    10,336,794

  LONG-TERM OBLIGATIONS........................  14,535,823    10,640,363

  DEFERRED INCOME TAXES........................   1,560,000     1,848,000

  MINORITY INTEREST............................        -          471,246

  COMMITMENTS AND CONTINGENCIES................        -            -

  SHAREHOLDERS' EQUITY
   Common stock - authorized, 20,000,000 shares
    without par value; issued and outstanding,
    5,321,973 shares in 1996 and
    5,158,073 shares in 1997 ..................   3,002,599     2,882,322
   Retained earnings ..........................  18,199,818    19,596,240
   Cumulative foreign currency
    translation adjustment                            -           (16,866)
                                                 ----------    ----------
                                                 21,202,417    22,461,696
                                                 ----------    ----------
                                                $45,816,254   $45,758,099
                                                 ==========    ==========

      The accompanying notes are an integral part of these statements.

  Circuit Systems, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF EARNINGS
  Years ended April 30,

                                            1995         1996         1997
                                         ----------   ----------   ----------
 Net sales............................. $59,586,492  $65,130,099  $63,414,341

 Cost of goods sold....................  50,772,539   54,391,753   55,077,512
                                         ----------   ----------   ----------
       Gross profit....................   8,813,953   10,738,346    8,336,829

 Sales and marketing expenses..........   2,786,894    3,035,967    3,168,551
 Administrative expense................   2,177,404    1,915,492    2,347,444
 Provision for doubtful receivables....      52,303      377,159       36,761
                                         ----------   ----------   ----------
                                          5,016,601    5,328,618    5,552,756

      Operating profit.................   3,797,352    5,409,728    2,784,073

Other deductions (income)
 Interest expense......................     924,080    1,527,467    1,612,854
 Interest income.......................      (6,143)      (7,414)     (14,031)
 Equity in earnings of unconsolidated
   affiliate...........................    (384,361)    (478,384)    (636,260)
 Realized gain on sale of
   common stock of affiliate...........        -            -      (1,092,215)                                           -
 Minority interest in loss of subsidiary       -            -         (30,113)
 Rental income ........................    (424,691)    (551,650)    (338,620)
 Sundry ...............................      24,482      (82,172)     (53,492)
                                         ----------   ----------   ----------
                                            133,367      407,847     (551,877)

      Earnings before income taxes        3,663,985    5,001,881    3,335,950

      Income tax expense...............   1,422,000    1,918,000    1,217,000
                                         ----------   ----------   ----------
      NET EARNINGS..................... $ 2,241,985  $ 3,083,881  $ 2,118,950
                                         ==========   ==========   ==========
 Per share data
   Net earnings ..................          $.42        $.58         $.40
                                             ===         ===          ===

  The accompanying notes are an integral part of these statements.

  Circuit Systems, Inc. and Subsidiaries
  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
  Years ended April 30, 1995, 1996 and 1997


                                                        Cumulative
                                                          foreign
                                                         currency
                                  Common    Retained    translation
                                   stock    earnings    adjustment   Total
                                 --------------------------------------------

Balance at May 1, 1994........ $2,644,849  $12,873,952  $   -     $15,518,801

Issuance of 54,000 shares of
   common stock ..............    357,750       -           -         357,750

Net earnings for the year.....      -        2,241,985      -       2,241,985
                               ----------   ----------   -------   ----------
Balance at April 30, 1995.....  3,002,599   15,115,937      -      18,118,536

Net earnings for the year.....      -        3,083,881      -       3,083,881
                               ----------   ----------   -------   ----------
Balance at April 30, 1996.....  3,002,599   18,199,818      -      21,202,417

Net earnings for the year.....       -       2,118,950      -       2,118,950

Purchase and retirement of
163,900 shares of common stock   (120,277)    (722,528)     -        (842,805)

Foreign currency
 translation adjustment.......       -            -      (16,866)     (16,866)
                               ----------   ----------   -------   ----------
Balance at April 30, 1997.....$ 2,882,322  $19,596,240  $(16,866) $22,461,696
                               ==========   ==========   =======   ==========

      The accompanying notes are an integral part of this statement.

  Circuit Systems, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  Years ended April 30,

                                             1995         1996        1997
                                            ---------   ---------   ---------
Cash flows from operating activities:
 Net earnings ..........................   $2,241,985  $3,083,881  $2,118,950
 Adjustments to reconcile net earnings to
 net cash provided by operating activities
   Depreciation and amortization........    2,912,922   3,144,759   3,648,827
   Deferred income taxes................      327,000     269,000     333,000
   Loss (gain) on sale/disposition
    of equipment........................        3,786     (31,271)     (5,500)
   Equity in earnings of
    unconsolidated affiliates...........     (384,361)   (478,384)   (636,260)
   Realized gain on sale of common stock
    of affiliate........................         -           -     (1,092,215)
   Minority interest in loss of subsidiary       -           -        (30,113)
 Changes in assets and liabilities
   Receivables..........................   (1,222,464)  1,888,041   1,557,352
   Inventories..........................     (846,353) (3,518,617)    963,821
   Prepaid expenses.....................     (107,322)     59,889     (22,537)
   Other assets.........................   (1,022,101)     16,744      37,521
   Accounts payable, accrued expenses
    and income taxes payable............      (47,451) (1,186,806)    680,470
                                            ---------   ---------   ---------
            Total adjustments...........     (386,344)    163,355   5,434,366
                                            ---------   ---------   ---------
Net cash provided by operating activities   1,855,641   3,247,236   7,553,316

Cash flows from investing activities:
   Capital expenditures ................   (4,755,409) (7,452,816) (5,810,440)
   Proceeds from sale of equipment .....       53,392     165,666       5,500
   Dissolution of partnership ..........       53,552        -           -
   Repayment of note receivable
    from affiliate......................       55,000        -           -
   Proceeds from sale of common stock
    of affiliate........................          -          -      1,474,891
   Minority interest capital
    contribution to subsidiary..........          -          -        501,359
   Increase in cash surrender value ....      (22,085)    (51,809)    (56,870)
                                            ---------   ---------   ---------
Net cash used in investing activities      (4,615,550) (7,338,959) (3,885,560)

Cash flows from financing activities:
  Net borrowings (payments) under
   line of credit.......................    1,258,024    (489,275) (4,388,274)
  Proceeds from issuance of
   long-term obligations................    6,300,000   7,984,895   5,850,638
  Payments on long-term obligations.....   (4,703,574) (3,288,493) (4,219,514)
  Purchase of common stock..............         -           -       (842,805)
                                            ---------   ---------   ---------
Net cash provided by (used in)
     financing activities...............    2,854,450   4,207,127  (3,599,955)

  Circuit Systems, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  Years ended April 30,

                                              1995        1996         1997
                                            ---------   ---------   ---------

Effect of foreign exchange rate changes    $    -      $    -      $  (16,866)
                                            ---------   ---------   ---------
INCREASE IN CASH AND
             CASH EQUIVALENTS ..........       94,541     115,404      50,935

Cash and cash equivalents at
  beginning of year.....................       33,324     127,865     243,269
                                             --------    ---------  ---------
Cash and cash equivalents at end of year   $  127,865   $  243,269 $  294,204
                                            =========    =========  =========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
    Interest............................   $  921,380   $1,538,567 $1,564,242
    Income taxes........................    1,230,171    1,535,739    821,687

Supplemental schedule of non-cash investing
 and financing activities:
    Issuance of capital stock in
     satisfaction of accrued compensation
     and benefits.......................   $  357,750   $    -     $    -
    Capital leases for new equipment. ..      954,330        -          -


        The accompanying notes are an integral part of these statements.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  April 30, 1995, 1996 and 1997


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

  The principal estimated lives used in determining depreciation are as follows:


  Machinery and equipment.............................. 5 to 7 years
  Buildings and improvements...........................5 to 39 years
  Automotive equipment.................................      3 years

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1995, 1996 and 1997

  NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

  Property and Equipment - Continued

  Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets. Accelerated depreciation methods are used for tax purposes.

  Income Taxes

  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards Board Statement No. 109-"Accounting for Income Taxes" ("SFAS No.109"). Deferred tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

  Earnings Per Common Share

  Earnings per common share have been determined using the weighted average number of common and common equivalent shares outstanding. The weighted average number of common and common equivalent shares outstanding for the years ended April 30, 1995, 1996 and 1997 was 5,328,719, 5,353,428, and 5,338,240, respectively.

  Foreign Subsidiaries

  Foreign currency adjustments, arising from the translation of the foreign subsidiaries' financial statements to U.S. dollars, are recorded in the cumulative foreign currency translation accounts as a separate component of stockholders' equity. Assets and liabilities are translated to U.S. dollars using exchange rates in effect at the balance sheet date. The results of operations are translated using the monthly average exchange rates for the year.

  Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk

  The Company has a broad customer base representing many types of businesses within the electronics industry throughout North America, Western Europe and Southern Asia. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1995, 1996 and 1997

  NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

  Fair Value of Financial Instruments

  The Company's financial instruments include cash and cash equivalents, cost-basis investments, and long-term debt. The carrying value of the cash and cash equivalents and long-term obligations approximates their estimated fair values based upon quoted market prices. Management believes the estimated fair value of a cost-basis investment equals or exceeds its carrying value although there can be no assurances that this is the case.

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

  Future Accounting Changes

  In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of SFAS No. 128 is effective for financial statements issued after December 15, 1997. Early adoption of this new standard is not permitted. The adoption of SFAS No. 128 is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

  NOTE B - ACQUISITION

  In January, 1997, the Company's 70% owned subsidiary, Circuit Systems (India) Limited acquired the printed circuit board manufacturing facility, leasehold land and machinery and equipment of the electronics division of Stovec Industries Limited for approximately $1,250,000. The acquisition is accounted for as a purchase; accordingly, the results of operations are included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to property, plant and equipment based upon appraisals and relevant facts.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1995, 1996 and 1997

  NOTE C - LONG-TERM OBLIGATIONS

  Long-term obligations consist of the following:

                                                           April 30,
                                                        1996         1997
                                                     ----------   ----------
Five mortgage notes, payable in monthly
installments of approximately $87,000 through
November, 2001, with interest rates ranging
from 7.7% to 10.75%, collateralized by buildings
and land.  Two mortgage notes have balloon payments
totaling approximately $2,974,000 due in
March and April, 2000..............................  $ 4,961,396  $ 5,888,356

Various installment notes, payable through
April, 2001 in monthly payments of approximately
$342,000 collateralized by certain machinery
and equipment. Interest rates range
from 7.4% to 10.5%.................................    7,933,732    8,691,982

Various capital lease obligations, payable in
monthly payments of approximately $27,000 plus
interest through December, 1998, and collateralized
by certain machinery and equipment.................      711,400      446,317

Revolving credit agreement (1).....................    4,388,274         -

Pollution control revenue bonds with an
interest rate of 5.2% (2)..........................       65,000       65,000

Other..............................................         -         210,997
                                                      ----------   ----------
                                                      18,059,802   15,302,652
Less current maturities............................    3,523,979    4,662,289
                                                      ----------   ----------
                                                     $14,535,823  $10,640,363
                                                      ==========   ==========

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1995, 1996 and 1997



  NOTE C - LONG-TERM OBLIGATIONS - Continued

  (1)Consists of a line of credit dated August 30,1996 which provides for maximum borrowings of $10,000,000, which is limited to 80% of eligible accounts receivable and 50% of eligible raw material inventories (up to $2,000,000) and 75% of eligible finished goods inventories (up to $3,000,000), at the bank's prime rate (8.5% at April 30, 1997). In addition, the Company may borrow in $1,000,000 increments under this line of credit for 30, 60, or 90 days at the bank's cost of funds plus 2%. Interest is paid monthly. Under the
     agreement,  $6,000,000  matures   on  August   31,  1998   and
     $4,000,000 matures on August 31, 1997. There were no borrowings on the line as of April 30, 1997.

     The loan is collateralized by a security agreement covering substantially all of the assets of the Company. Certain loan covenants restrict or limit, among other things, the amount of dividends which could be paid, the amount of capital stock redemptions, formation of subsidiaries, investments in and accounts receivable from affiliates and financial covenants pertaining to the maintenance of current ratio, debt ratio and net income as defined. The Company was in violation of a covenant at April 30, 1997, which restricts its investment and advances to affiliates and has been waived by the bank. At April 30, 1997, the Company's eligible borrowing base was approximately $7,700,000.

  (2)Consists of a Pollution Control Revenue Bond agreement with the Illinois Industrial Pollution Control Financing Authority for the purchase of certain pollution control equipment. These bonds, which were issued in 1977, mature on December 1, 1997.

  The capitalized lease obligations represent a method of financing certain machinery and equipment. The following is an analysis of the leased machinery and equipment under capital leases:

                                                      April 30,
                                                   1996      1997
                                                 --------  --------
  Machinery and equipment....................    $954,330  $954,330
  Less accumulated amortization..............     204,499   340,832
                                                  -------   -------
                                                 $749,831  $613,498
                                                  =======   =======

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1995, 1996 and 1997

  NOTE C - LONG-TERM OBLIGATIONS - Continued

  The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of April 30, 1997:

  Year ending April 30,
    1998 ...............................................$   296,518
    1999 ...............................................    188,710
                                                            -------
  Net minimum lease payments............................    485,228
                                                            -------
  Less amount representing interest.....................     38,912
                                                            -------
  Present value of net minimum lease payments...........$   446,317
                                                            =======
  Scheduled annual maturities of total long-term obligations  as  of
  April 30, 1997 are as follows:

  Year ending April 30,
       1998.............................................$ 4,662,289
       1999.............................................  4,270,537
       2000.............................................  5,539,096
       2001.............................................    751,024
       2002.............................................     79,706
                                                         ----------
                                                        $15,302,652
                                                         ==========

  NOTE D - INCOME TAXES

  Income tax expense consists of the following:

                                               Year ended April 30,
                                          1995      1996       1997
  Current
    Federal .........................$  885,000 $1,339,000 $  788,000
    State ...........................   210,000    310,000     96,000

  Deferred...........................   327,000    269,000    333,000
                                      ---------  ---------  ---------
                                     $1,422,000 $1,918,000 $1,217,000
                                      =========  =========  =========

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1995, 1996 and 1997

  NOTE D - INCOME TAXES

  The Federal income tax returns of the Company have been examined and cleared by the Internal Revenue Service through 1994. Results of the examination were not material. A reconciliation of the Federal statutory income tax rate to the Company's effective tax expense rate is as follows:

                                         Percent of pretax earnings
                                            Year  ended April 30,
                                            1995    1996    1997
                                            ----    ----    ----
 [S]                                       [C]     [C]     [C]
  Statutory Federal income tax rate.......  34.0%   34.0%   34.0%
  State income taxes, net of Federal
  benefit and state credits..................4.8     4.7     3.1
  Effect of Foreign Sales Corporation.....   (.7)    (.5)   (1.2)
  Other - net.............................    .7      .2      .6
                                            ----    ----    ----
       Effective income tax expense rate..  38.8%   38.4%   36.5%
                                            ====    ====    ====

  The Company utilized net operating loss carryforwards of $118,000 during the year ended April 30, 1995.

  The tax effects of existing temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets are as follows at April 30:

                                                   1996         1997
                                                 ---------    ---------
  Deferred tax assets:
   Allowance for doubtful receivables .........$   180,000  $   190,000
   Employee benefits ..........................    165,000      166,000
   Accrued expenses and other .................    121,000       89,000
                                                 ---------    ---------
                                                   466,000      445,000

  Deferred tax liabilities:
   Depreciation ............................... (1,059,000)  (1,224,000)
   Equity in earnings of affiliate ............   (336,000)    (510,000)
   Unrealized gain on public stock offering
    by affiliate...............................   (223,000)    (196,000)
                                                 ---------    ---------
                                                (1,618,000)  (1,930,000)
                                                 ---------    ---------
  Net deferred tax liability ................. $(1,152,000) $(1,485,000)
                                                 =========    =========

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1995, 1996 and 1997

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

  The Company may make contributions to the ESOP in the form of cash, Company stock or other property, solely at the discretion of the Board of Directors. The contribution expense for each of the years ended April 30, 1995 and 1996 was $125,000. No contribution was made for the year ended April 30, 1997. The plan holds
  233,714 shares of Company stock as of April 30, 1996 and 1997. All of these shares are allocated to participant accounts and are considered to be outstanding shares for computing the Company's weighted average number of shares outstanding. The Company has approved a resolution to terminate the ESOP in fiscal year 1998.

  Effective May 1, 1995, the Company adopted the Circuit Systems, Inc. 401(k) Plan covering substantially all employees of the Company who have completed one year of service. Participants may elect to defer up to 15% of their eligible compensation. The Company contributes 25% of the participants' deferrals, up to 6% of eligible compensation. The Company's contribution to the Plan amounted to approximately $80,000, $79,000 and $78,000 for the years ended April 30 1995, 1996 and 1997, respectively.


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

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1995, 1996 and 1997

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

  The 1994 Directors' Stock Option Plan was approved by the shareholders of the Company in September 1994 and reserved 100,000 shares of common stock for issuance pursuant to this plan. All directors of the Company who are not full-time employees of the Company are eligible for the plan. Each eligible director in office at each annual shareholders' meeting beginning in 1994 is automatically granted an option to purchase 5,000 shares of stock at an exercise price equal to the fair market value on the date of grant. The term of the options shall be ten years but may not be exercised within the first six months following the grant of the option.

  In addition, during 1993 the Company granted 95,000 nonqualified stock options to certain unaffiliated investment advisors. The options were granted at the fair market value on the date of grant. During the years ended April 30, 1995 and 1996, 50,000 and 20,000 options, respectively, expired. The option price on the remaining options is $4.00 per share and they expire in fiscal year 1998. None of the options have been exercised through April 30, 1997.

  In accordance with the provisions of Statement of Financial Accounting Standards No.123,"Accounting for Stock-Based Compensation"
 (``SFAS 123''), the Company has elected to continue   to account for
  stock-based compensation under the intrinsic  value   based method
  of accounting  prescribed by  Accounting  Principles Board Opinion
  No. 25, "Accounting for Stock Issued  to  Employees"   ("APB 25").
  Under APB  25,  generally, no  cost is  recorded  for stock options
  issued to employees unless the option price is below   market at
  the time options are  granted.  The following pro  forma net income
  and earnings per share are presented for  informational   purposes
  and have been computed using the fair value method of accounting for stock-based compensation as set forth in SFAS 123:

                                                     April 30,
                                                 1996         1997
                                                ---------   ---------
  Net earnings...............................  $3,083,881  $2,118,950
  Pro forma net earnings.....................   2,973,525   1,833,926
  Net earnings per share.....................         .58         .40
  Pro forma net earnings per share...........         .56         .34

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1995, 1996 and 1997

  NOTE G - STOCK OPTIONS - Continued

  These pro  forma  amounts  may not  be  representative  of  future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The pro forma results include expense related to the fair value of stock options estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:
                                                       1996      1997

  Expected dividend yield...........................     0%       0%
  Expected stock price volatility...................  71.6%    82.4%
  Risk-free interest rate...........................   6.4%     6.9%
  Weighted average expected life of options......... 9 years  9 years

  Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing method does not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Information relating to stock option transactions over the past three years is summarized as follows:

                         Options outstanding       Options exercisable
                        ----------------------   -----------------------
                                      Weighted                  Weighted
                                       average                  average
                          Number       price       Number       price per
                        outstanding  per share    exercisable     share
                        ------------------------------------------------
Balance, May 1, 1994      125,000       $6.29
   Granted ............   115,000        5.61
   Exercised ..........       -           -
   Canceled ...........       -           -
                          -------
Balance, April 30, 1995   240,000        5.96     127,500       $6.00
   Granted ............   120,000        3.71     =======       =====
   Exercised ..........       -           -
   Canceled ...........       -           -
                          -------
Balance, April 30, 1996   360,000        5.21     260,000       $5.65
   Granted ............   120,000        6.39     =======       =====
   Exercised ..........       -           -
   Canceled ...........       -           -
                          -------
Balance, April 30, 1997   480,000       $5.51     380,000       $5.40
                          =======                 =======       =====

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1995, 1996 and 1997

  NOTE G - STOCK OPTIONS - Continued

  Further information about stock options outstanding at April 30, 1997 is summarized as follows:

 ------------------------Options outstanding------    --Options exercisable--

                            Weighted     Weighted                  Weighted
                             average      average                  average
 Range of       Number      remaining    price per     Number      price per
 exercise     outstanding   contractual    share      exercisable    share
  prices                      life
 ----------------------------------------------------------------------------
 $3.25 - $4.50   145,000       6.85 years   $3.76       120,000       $3.80
  4.51 -  6.00   185,000       7.39 years    5.57       185,000        5.57
  6.01 -  8.00   150,000       8.21 years    7.12        75,000        7.55


  NOTE H - MAJOR CUSTOMERS

  Sales to individual unaffiliated customers, which exceeded 10% of net sales, were approximately $6,512,000 and $6,452,000 for the year ended April 30, 1995, $12,089,000 and $7,880,000 for the year ended April 30, 1996, and $16,231,000 and $12,909,000 for the year ended April 30, 1997. Sales to affiliates are separately identified in note I. The percentage composition of the accounts receivable for these customers bears a similar relationship to net sales.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1995, 1996 and 1997


  NOTE I - RELATED PARTY AND SIGNIFICANT SUBSIDIARY INFORMATION

  During the year ended April 30, 1997, the Company sold 68,000 shares of common stock of SigmaTron International, Inc. ("SGMA") and recognized a gain on the sale of approximately $1,093,000. The Company currently holds 488,413 shares or approximately 17% of the outstanding stock of SGMA and continues to account for this investment under the equity method. The quoted market price per share of SGMA was $16.75 on April 30, 1997.

  Transactions and balances with this unconsolidated affiliate as of and for the years ended April 30, 1995, 1996 and 1997 are as follows:

                                         1995       1996       1997
                                      ---------  ---------  ---------
  Investment in affiliate............$2,109,225 $2,587,609 $2,841,193
  Accounts receivable................   417,939    628,641    727,986
  Net sales.......................... 3,292,000  4,755,000  6,895,000
  Rental income......................   300,000    302,000    339,000


  The Company subleases a portion of one of its manufacturing facilities to SGMA. The lease has a base rental of $30,000 per month and requires SGMA to pay maintenance, utilities and real estate taxes. The lease continues through February, 2001 and has a five year renewal option.

  The following is summarized financial information for SGMA, as of and for the years ended April 30:

                                       1995         1996          1997
                                    -----------   ----------   ----------
  Current assets..................  $19,071,273  $27,946,589  $28,719,612
  Noncurrent assets...............    9,164,223   10,431,900   13,368,827
  Current liabilities.............    5,778,519    9,662,064    7,070,627
  Noncurrent liabilities..........   12,055,260   15,947,886   18,003,168
  Net sales.......................   45,344,903   69,558,384   87,216,343
  Gross profit ...................    8,411,771   10,142,298   12,639,082
  Net earnings....................    1,890,611    2,366,822    3,255,058

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1995, 1996 and 1997

  NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

  The unaudited quarterly results of operations are as follows for the fiscal years ended April 30,

  1996
                                           Quarter ended
                             July 31,   October 31,  January 31,   April 30,
  Net sales .............  $16,982,260  $18,000,901  $17,189,073  $12,957,865
  Gross profit ..........    2,917,619    3,091,527    2,802,426    1,926,774
  Net earnings ..........      946,072    1,103,714      755,292      278,803
  Net earnings per share         .18          .20          .14          .06

  1997
                                           Quarter ended
                             July 31,   October 31,  January 31,   April 30,

  Net sales..............  $14,335,410  $18,399,817  $16,623,829  $14,055,285
  Gross profit...........    1,956,889    2,073,489    2,828,218    1,478,233
  Net earnings...........      224,162      319,744      745,566      829,478
  Net earnings per share         .04          .06          .14          .16


                             SCHEDULE II
                  VALUATION AND QUALIFYING ACCOUNTS
              YEARS ENDED APRIL 30, 1997, 1996 AND 1995


                                  --------Additions-------
                    Balance      Charged to   Charged to             Balance
                  at beginning    costs and     other     Deduction   at end
                   of period      expenses     accounts      (1)     of period
------------------------------------------------------------------------------
Allowance for doubtful receivables:
Year ended
  April 30, 1997..  $475,000     $ 36,760       $  -      $ 11,760   $500,000
Year ended
  April 30, 1996..   350,000      377,158          -       252,158    475,000
Year ended
  April 30, 1995..   275,000       52,303          -       (22,697)   350,000


Note (1) Uncollectable receivables charged off, net of recoveries


                      Consolidated Financial Statements

                        SigmaTron International, Inc.

                  Years ended April 30, 1997, 1996, and 1995
                    with Report of Independent Auditors













                     SigmaTron International, Inc.

                   Consolidated Financial Statements




                                Contents

Report of Independent Auditors.......................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets at April 30, 1997 and 1996...............F-3

Consolidated Statements of Income for the Years Ended
 April 30, 1997, 1996, and 1995......................................F-5

Consolidated Statements of Equity for the Years Ended
 April 30, 1997, 1996, and 1995......................................F-6

Consolidated Statements of Cash Flows for the Years Ended
 April 30, 1997, 1996, and 1995......................................F-7

Notes to Consolidated Financial Statements...........................F-9

Schedule II
Valuation and Qualifying Accounts...................................F-23



Financial statement schedules not listed above are omitted because they are not applicable or required.

                     Report of Independent Auditors

The Board of Directors and Stockholders
SigmaTron International, Inc.

We have audited the accompanying consolidated balance sheets of SigmaTron International, Inc., as of April 30, 1997 and 1996, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended April 30, 1997. Our audits also included the financial statement schedule listed in the Index at
Item  14(a).     These  financial  statements   and  schedule  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SigmaTron International, Inc., at April 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP

Chicago, Illinois
June 20, 1997,
except for Note 16, as to which the date is July 1, 1997

                           SigmaTron International, Inc.
                            Consolidated Balance Sheets


                                                            April 30,
                                                       1997           1996
                                                    ----------     ----------
Assets
Current assets:
Cash                                                $  323,223     $    2,500
Accounts receivable, less allowance for
 doubtful accounts of $80,000 and $492,126 at
 April 30, 1997 and 1996, respectively               8,770,457     11,080,485
Inventories                                         17,665,600     14,854,050
Equipment lease receivables from affiliate             892,435        655,913
Notes receivable from affiliate                          ---          300,000
Prepaid expenses                                       225,780        167,686
Refundable income taxes                                 98,666          ---
Deferred income taxes                                  231,245        446,871
Other assets                                           512,206        439,084
                                                    ----------     ----------
Total current assets                                28,719,612     27,946,589

Machinery and equipment, net                        10,343,060      7,599,168
Intangible assets, net of amortization of
 $178,119 and $154,341 at April 30, 1997
 and 1996 respecitlvely                                 14,136         37,914
Equipment lease receivables from affiliate,
 less current portion                                1,467,336      1,920,876
Investment and advances with affiliate                 527,238        202,524
Other assets                                         1,017,057        671,418
                                                    ----------     ----------
Total assets                                       $42,088,439    $38,378,489
                                                    ==========     ==========

                                SIGMATRON INTERNATIONAL, INC.
                                 CONSOLIDATED BALANCE SHEET

                                                           April 30,
                                                       1997           1996
                                                    ----------     ----------
Liabilities and stockholders' equity
Current liabilities:
 Notes payable - Banks                              $  166,668     $  166,668
 Notes payable - Related parties                        42,596        151,860
 Trade accounts payable                              3,244,537      6,126,390
 Trade accounts payable - Related parties              736,893        794,310
 Accrued expenses                                    1,680,721      1,443,034
 Income tax payable                                      ---           66,236
 Capital lease obligations                           1,199,212        913,566
                                                    ----------     ----------
Total current liabilities                            7,070,627      9,662,064

Notes payable - Banks, less current portion         14,714,943     12,533,171
Notes payable - Related parties, less                   ---            42,596
 current portion
Capital lease obligations, less current portion      2,469,372      2,720,484
Deferred income taxes                                  818,853        651,635
                                                    ----------     ----------
Total liabilities                                   25,073,795     25,609,950

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares
 authorized, none issued and outstanding                ---            ---
Common stock, $.01 par value; 6,000,000 shares
 authorized, 2,875,227 and 2,737,500
 shares issued and outstanding at April 30, 1997
 and 1996, respectively                                 28,752         27,375
Capital in excess of par value                       9,373,759      8,384,089
Retained earnings                                    7,612,133      4,357,075
                                                    ----------     ----------
Total stockholders' equity                          17,014,644     12,768,539
                                                    ----------     ----------
Total liabilities and stockholders' equity         $42,088,439    $38,378,489
                                                    ==========     ==========
See accompanying notes.

                            SigmaTron International, Inc.

                          Consolidated Statements of Income


                                              Year ended April 30,
                                           1997          1996         1995
                                         ----------   ----------   ----------
Net sales                               $87,216,343  $69,558,384  $45,344,903
Cost of products sold                    74,577,261   59,416,086   36,933,132
                                         ----------   ----------   ----------
                                         12,639,082   10,142,298    8,411,771
Selling and administrative expenses       5,961,184    4,943,478    4,379,987
                                         ----------   ----------   ----------
Operating income                          6,677,898    5,198,820    4,031,784

Equity in net loss of affiliate             (75,036)    (242,677)    (256,799)                                                  (
Interest expense - Banks and capital
 lease obligations                       (1,836,967)  (1,598,705)    (759,973)
Interest expense - Related parties           (9,961)     (31,533)     (79,534)                                                   (
Interest income - Related parties           404,708      425,917       96,133
                                         ----------   ----------   ----------
Income before income tax expense          5,160,642    3,751,822    3,031,611

Income tax expense                       (1,905,584)  (1,385,000)  (1,141,000)                                                  (
                                         ----------   ----------   ----------
Net income                              $ 3,255,058  $ 2,366,822  $ 1,890,611
                                         ==========   ==========   ==========

Net income per common and
 common equivalent share                $      1.11  $       .86  $       .69
                                         ==========   ==========   ==========
Weighted-average number of common
 and common equivalent
 shares outstanding                       2,940,289    2,737,500    2,758,099
                                         ==========   ==========   ==========
Net income per common and common
 equivalent share - fully diluted       $      1.08
                                         ==========
Weighted average number of common
 common and common equivalent shares-
 fully diluted                            3,000,680
                                         ==========

See accompanying notes.

                                SigmaTron International, Inc.
                              Consolidated Statements of Equity
                                                           Capital
                                                          in Excess
                 Preferred Stock   --Common  Stock--      of   Par   Retained
                  Shares  Amount    Shares      Amount      Value    Earnings
                  ------------------------------------------------------------
Balance at           ---    $ ---   2,737,500   $ 27,375  $8,384,089  $ 99,642    $       $
April 30, 1994
Net income          ---      ---      ---          ---       ---     1,890,611
                  ------------------------------------------------------------
Balance at           ---      ---   2,737,500     27,375   8,384,089 1,990,253
April 30, 1995
Net income           ---      ---      ---          ---       ---    2,366,822
                  ------------------------------------------------------------
Balance at           ---      ---   2,737,500     27,375   8,384,089 4,357,075
April 30, 1996

Issuance of common
 stock for exercise
 of options and
 warrants            ---      ---     137,727      1,377     471,123      ---

Net income           ---      ---       ---         ---        ---   3,255,058

Tax benefit
 from options and
 warrants excercised  ---      ---       ---         ---      518,547     ---
                 ---------------------------------------------------------------
Balance at
 April 30, 1997    $ ---    $ ---   2,875,227    $28,752  $9,373,759  $7,612,133
                 ===============================================================

              Total Stockholders' Equity
                   ------------
Balance at          $ 8,511,106                                                                           $       $
April 30, 1994
Net income            1,890,611
                    -----------
Balance at           10,401,717
April 30, 1995
Net income            2,366,822
                    -----------
Balance at           12,768,539
April 30, 1996

Issuance of common
 stock for exercise
 of options and
 warrants               472,500

Net income            3,255,058

Tax benefit
 from options and
 warrants excercised     518,547
                     -----------
Balance at
 April 30, 1997      $17,014,644
                     ===========

See accompanying notes.

                                 SigmaTron International, Inc.
                             Consolidated Statements of Cash Flows

                                              Year ended April 30,
                                           1997          1996         1995
                                         ----------   ----------   ----------
Operating activities
Net income                              $3,255,058   $2,366,822   $1,890,611
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
  Depreciation                           1,047,262      766,467      566,179
  Equity in net loss of affiliate           75,036      242,677      256,799
  Amortization                              23,778       25,618       52,332
  Provision for doubtful accounts            ---        306,888       12,632
  Provision for obsolete inventory           ---          ---        235,000
  Gain on sale of machinery and equipment    ---          ---         (1,394)
  Deferred income taxes                    382,844      (57,509)         842
 Changes in operating assets
  and liabilities:
   Accounts receivable                   2,310,028   (3,410,538)    (839,991)
   Inventories                          (2,811,550)  (5,567,159)  (3,594,229)
   Prepaid expenses                        (58,094)      40,823      (15,960)
   Refundable income taxes                 419,881      134,773     (134,773)
   Other assets                           (418,761)    (252,497)    (356,196)
   Trade accounts payable               (2,881,853)   3,439,734      268,532
   Trade accounts payable -
      Related parties                      (57,417)      47,058      368,782
   Accrued expenses                        237,687      313,658      (64,129)
   Income tax payable                      (66,236)      66,236     (265,569)
                                        ----------   ----------   ----------
Net Cash provided by (used in)
 operating activities                    1,457,663   (1,536,949)  (1,620,532)


Investing activities
 Purchases of machinery & equipment     (2,950,725)  (2,293,961)  (1,567,656)
 Proceeds from the sale of
  machinery and equipment                    ---         37,513       93,800
 Proceeds from affiliate subleases         424,412      378,367      136,677
 Advances to affiliate                    (100,000)     (50,000)    (600,000)
 Proceeds from the sale of
  investment in affiliate                      250         ---         ---
 Investment in affiliate                     ---           ---       (52,000)
 Notes receivable from affiliate             ---       (300,000)       ---
                                        ----------   ----------   ----------
Net cash used in investing activities   (2,626,063)  (2,228,081)  (1,989,179)
 activities

                              SigmaTron International, Inc.
                      Consolidated Statements of Cash Flows (continued)

                                              Year ended April 30,
                                           1997          1996         1995
                                         ----------   ----------   ----------
Financing activities
 Repayment of term loan and
  other notes payable                   $ (151,860)  $ (363,013)  $ (893,679)
 Proceeds from exercise of
 stock options and warrants                472,500        ---          ---
Net proceeds under line of credit        2,181,772    4,555,271    4,956,003
Net payments under capital              (1,013,289)    (427,228)    (452,613)
 lease obligations
                                        -----------  -----------  -----------
Net cash provided by financing
 activities                              1,489,123    3,765,030    3,609,711
                                        ----------   ----------   -----------
Change in cash                             320,723       ---          ---
Cash at beginning of period                  2,500        2,500        2,500
                                        -----------  -----------  -----------
Cash at end of period                   $  323,223   $    2,500   $    2,500
                                        ==========   ==========   ===========
Supplementary disclosure of
 cash flow information
    Cash paid for interest              $1,834,946   $1,602,494   $  717,688
                                        ===========  ===========  ===========
    Cash paid for income taxes          $1,169,854   $1,241,500   $1,540,500
                                        ===========  ===========  ===========
    Acquisition of machinery and
     equipment financed under
     capital leases                     $  840,429   $  432,437   $1,345,750
                                        ===========  ===========  ===========

See accompanying notes.

                     SigmaTron International, Inc.

               Notes to Consolidated Financial Statements


1.  Description of the Business

SigmaTron International, Inc. (the Company) was incorporated on November 16, 1993. The Company is an independent contract manufacturer of electronic components, printed circuit board assemblies, and completely assembled (boxbuild) electronic products. Included among the wide range of services the Company, its wholly owned subsidiary, Standard Components de Mexico, S.A. and its affiliate, SMT Unlimited L.P. (SMTU), offer their customers are (1) manual and automatic assembly and testing of products; (2) material sourcing, procurement, and control; (3) design, manufacturing, and test engineering support; (4) warehousing and shipment services; and (5) assistance in obtaining product approval from governmental and other regulatory bodies. The Company provides these services through an international network of facilities located in North America and the Far East.

2.  Summary of Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiary, Standard Components de Mexico, S.A. Significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates which are at least 20% owned are carried at cost plus equity in undistributed earnings or losses since acquisition.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

Inventories are  stated  at  the lower  of  cost  or market.    Cost  is
determined by the first in, first out (FIFO) method.

Machinery and Equipment

Machinery and equipment are  stated at cost.   The Company provides  for
depreciation and amortization using the straight-line method over the estimated useful life of the asset.

                     SigmaTron International, Inc.

2.  Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets consist primarily of deferred financing costs and organizational costs. These items are being amortized by the straight-line method over the estimated useful lives of the assets, which range from one to five years.

Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in a $.05 increase in primary earnings per share for the year ended April 30, 1997 and no effect on primary earnings per share for the years ended April 30, 1996 and 1995. The impact of Statement 128 on the calculation of fully diluted earnings per share for 1997 is not material.

Fair Value of Financial Instruments

The Company's financial instruments include trade accounts receivable, notes receivable, long-term receivables, accounts payable, notes payable, capital lease obligations, and accrued expenses. The fair values of all financial instruments were not materially different from their carrying values.

Revenue Recognition

The Company recognizes revenue at the time goods are shipped.


2.  Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications were made to the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

                       SigmaTron International, Inc.

                 Notes to Consolidated Financial Statements

3.  Inventories

Inventories consist of the following:

                                                       April 30,
                                                   1997         1996
                                                ----------   ----------
            Finished products                  $ 2,966,415  $   556,157
            Work in process                      1,079,985    1,407,996
            Raw materials                       13,619,200   12,889,897
                                                ----------   ----------
                                               $17,665,600  $14,854,050
                                                ==========   ==========

4.  Machinery and Equipment

Machinery and equipment consist of the following:

                                                       April 30,
                                                   1997         1996
                                                ----------   ----------
Machinery and equipment                        $ 8,130,150  $ 5,895,335
Office equipment                                   896,408      646,391
Tools and dies                                     123,251      121,649
Leasehold improvements                           1,815,210    1,350,472
Equipment under capital lease                    2,751,733    1,911,751
                                                ----------   ----------
                                               $13,716,752  $ 9,925,598
Less:  Accumulated depreciation and
 amortization, including amortization
 of assets under capital leases of
 $441,418 and $243,188 at April 30,
 1997 and 1996, respectively                    (3,373,692)  (2,326,430)
                                                ----------   ----------
                                               $10,343,060  $ 7,599,168
                                                ==========   ==========

                     SigmaTron International, Inc.

5.  Investment and Advances With Affiliate

The Company's investment in affiliate consists of a 42.5% ownership interest in SMTU, which was formed on September 15, 1994, in Fremont, California, as a joint venture to provide surface mount technology assembly services primarily to electronic original equipment manufacturers. During fiscal year 1995, the Company invested $49,500 in exchange for a 45% limited partnership interest in SMTU and $2,500 in SMT Unlimited, Inc. (SMT, Inc.), which is the general partner of SMTU, in exchange for 50% of its capital stock. During fiscal year 1997, the Company sold 2.5% of its interest to a key employee of SMTU. One of the limited partners of SMTU is also an equal shareholder of SMT, Inc., along with the Company. The Company made advances to SMTU in exchange for subordinated debentures in the face amount of $100,000, $50,000, and $600,000 in 1997, 1996, and 1995, respectively. In 1996, the Company also made advances to SMTU in exchange for promissory notes in the face amount of $300,000. These promissory notes were converted into subordinated debentures during 1997. Debentures totaling $650,000 outstanding at April 30, 1997 bear interest at 8%, and are to be repaid on December 31, 1999. The remaining $400,000 of these debentures bear interest at 12% and are to be repaid on December 31, 2001. The Company
guarantees lease payments  of approximately  $1,831,000 for SMTU.   The
Company has been indemnified by one of the other limited partners in the
amount of $915,500  for the guaranteed  lease payments.   SMTU pays the
Company  a  $12,500  monthly   administrative  fee  for   administrative
services.

SMTU has negative working capital of approximately $1,161,000 at April 30, 1997, and an accumulated deficit of approximately $1,187,000 at April 30, 1997. From the formation of SMTU in September 1994 until
January 1995,  SMTU  had  no  sales.   Since fiscal  1995,  sales  have
increased so that SMTU was achieving near break-even profitability during 1997. Management of SMTU expects sales to increase further in 1998 and also expects these sales will lead to overall profitability . At April 30, 1997, SMTU was in violation of various covenants under their revolving line of credit. SMTU's management expects to be able to renegotiate these covenants to prevent future noncompliance and to obtain waivers for all covenants violated in 1997.

                     SigmaTron International, Inc.

6.  Notes Payable
Notes payable consist of the following:

                                                       April 30,
                                                   1997         1996
                                               ----------   ----------
Banks:
 Revolving line of credit, interest
  payable monthly                             $14,603,835   $12,255,395

 Term loan, interest payable monthly at
  prime and at 1.0% above prime at April 30,
  1997 and 1996 (8.50% and 9.25% at April 30,
  1997 and 1996, respectively) due
  December 1, 1997                                277,776       444,444
                                               ----------    ----------
                                               14,881,611    12,699,839
 Less:  Current portion                           166,668       166,668
                                               ----------    ----------
                                              $14,714,943   $12,533,171
                                               ==========    ==========
Related Party:
 Subordinated, secured term loans, interest
 payable monthly at varying interest rates
 (9.25% to 9.77% at April 30, 1997 and 1996),
 due at varying intervals through
 August 1, 1997                               $    42,596   $   194,456
                                               ----------    ----------
                                                   42,596       194,456
 Less:  Current portion                            42,596       151,860
                                               ----------    ----------
                                              $    ---      $    42,596
                                               ==========    ==========

 The Company's credit facility included a revolving line-of-credit facility and a term loan. The Company's amended and restated loan and security agreement allow the maximum borrowing limit under the revolving
 line-of-credit   agreement   to   be   limited   to   the   lesser   of:
 (i) $25,000,000; or (ii) an amount equal to the sum of up to 85% of the receivables borrowing base and the lesser of $8,000,000 or the amount of
 the inventory  borrowing base, as  defined.   Under the  current terms,
 borrowings under the revolving line-of-credit bear interest at rates equal to the London Interbank Offered Rate (5.69% at April 30, 1997) plus 2% or at the prime rate (8.50% of April 30, 1997) at the option of the Company. At April 30, 1997, there was approximately $ 1,297,000 of unused credit available under the terms of the agreement. The revolving line-of-credit currently matures on September 30, 1998.

                        SigmaTron International, Inc.

 The  revolving  line-of-credit  facility  is   collateralized  by
 substantially all of  the assets of  the Company, except  for the machinery and equipment acquired from a  related party, machinery
 and equipment acquired through capital leases   and inventory and            ,
 machinery and equipment located  outside the United States.   The
 agreement  contains   certain   financial  covenants,   including
 specific covenants  pertaining  to  the  maintenance  of  minimum
 tangible net  worth  and net  income.   The  agreement  restricts
 annual lease rentals and capital expenditures and the payment of dividends or distributions of any cash or other property on any of its capital stock, except that common stock dividends may be distributed by a stock split or dividends pro rata to its stockholders.

 The term loan portion of the credit facility is  payable in sixty
 (60) monthly installments of approximately $13,890 and is collateralized by the Company's domestically located machinery and equipment.

 Aggregate annual maturities of notes payable as of April 30, 1997, are as follows:

                      1998                   $   209,264
                      1999                    14,714,943
                                              ----------
                                             $14,924,207
                                              ==========

 7.  Accrued Expenses

 Accrued expenses consist of the following:

                                                     April 30
                                                 1997      1996
                                               --------  --------
                      Payroll                $  403,902 $  528,879
                      Bonuses                   792,031    580,000
                      Interest payable          114,002    102,019
                      Commissions               116,044    135,490
                      Professional fees         120,492     88,607
                      Other                     134,250      8,039
                                              ---------  ---------
                                             $1,680,721 $1,443,034
                                              =========  =========

                   SigmaTron International, Inc.

 7.  Accrued Expenses (continued)

 Bonuses represent discretionary management and other employee bonuses, of which $280,000 and $580,000 was accrued during the fourth quarter of 1997 and 1996, respectively.

 8.  Related Party Transactions and Commitments

 During the  years  ended April  30,   1997, 1996, and   1995, the
 Company was involved in  transactions with Circuit  Systems, Inc.
 (CSI),  a  shareholder  of  the  Company.     These  transactions
 primarily involved the purchase of raw materials  and the leasing
 of  operating   space.     Purchases   of   raw  materials   were
 approximately $6,895,000 and  $4,754,800, and $3,252,000, for the
 years ended April  30, 1997,  1996, and 1995, respectively.   The
 Company also leases space in a building in Elk Grove Village, Illinois, owned by CSI at a base rental of $ 30,000 per month,
 with an  additional $7,000  per month  for property  taxes.   The
 lease  requires  the  Company  to  pay  maintenance  and  utility
 expenses.   The lease expires  in February  2001 and  contains an
 option to renew  for an  additional five-year period.   Rent  and
 property tax expense totaled approximately $ 423,000, $ 406,000, and $408,000 for the years ended April 30, 1997, 1996, and 1995, respectively.

 At April 30, 1997 and 1996, the Company had non-interest bearing receivables of approximately $205,000 and $223,000, respectively, for advances to a company in which an officer of the Company is an investor. The balance has been recorded as an other long-term asset at April 30, 1997.

 9.  Income Taxes

 The income tax provision for the years ended April 30, 1997 and 1996, consists of the following:

                                                 1997        1996
                                              ---------   ----------
            Current:
             Federal                         $1,231,639   $1,249,173
             State                              291,101      193,336
            Deferred:
             Federal                            333,761      (50,195)
             State                               49,083       (7,314)
                                              ---------    ---------
                                             $1,905,584   $1,385,000
                                              =========    =========

                   SigmaTron International, Inc.

 9.  Income Taxes (continued)

 The reasons for the differences between the income tax provision and the amounts computed by applying the statutory federal income tax rates to income before income taxes for the years ended April 30, 1997 and 1996, are as follows:

                                                  1997         1996
                                               ----------  ----------
       Income tax at statutory federal rate    $1,754,618  $1,275,619
       Effect of:
             State income taxes, net of
              federal tax benefit                 238,421     187,591
             Other, net                           (87,455)    (78,210)
                                                ---------   ---------
                                               $1,905,584  $1,385,000
                                                =========   =========



 Significant temporary differences which result in deferred tax assets and deferred tax liabilities at April 30, 1997 and 1996, are as follows:

                                                  1997      1996
                                                -------   -------
            Allowance for doubtful accounts    $ 31,200  $191,929
            Inventory obsolescence reserve      129,285   160,485
            Accruals not currently deductible    68,128    92,030
            Inventory                            55,213    48,075
            Other                               (52,581)  (45,648)
                                                -------   -------
            Net deferred tax asset             $231,245  $446,871
                                                =======   =======

            Machinery and equipment            $694,261  $619,490
            Other                               124,592    32,145
                                                -------   -------
            Net deferred tax liability         $818,853  $651,635
                                                =======   =======

                   SigmaTron International, Inc.

 10.  401(k) Retirement Savings Plan

 The Company sponsors a 401(k) retirement savings plan which is available to all nonunion employees who complete 1,000 hours of service annually. Participants are allowed to contribute up to 15% of their annual compensation, and the Company may elect to match participant contributions up to the greater of 6% of the
 participant's compensation  or  $300.    The Company  contributed
 $34,554 to the plan during the fiscal year ended April 30, 1997. The Company made no contributions to the plan for the fiscal years ended April 30, 1996, and 1995; however, the Company paid total expenses of $8,000 for the fiscal years ended April 30, 1997 and 1996, and none in fiscal year ended April 30, 1995 , relating to costs associated with the Plan's administration.


 11.  Major Customers and Concentration of Credit Risks

 Financial entitlements, which potentially subject the  Company to
 concentration   of   credit   risk,   consist    principally   of
 uncollateralized accounts receivable.

 For the year ended April 30, 1997, three customers accounted for 30%, 14%, and 11%, of net sales of the Company, and 20%, 10%, and
 4% of accounts receivable at April 30, 1997.    For the year ended
 April 30, 1996, three customers accounted for 28%, 15%, and 10% of net sales of the Company, and 18%, 21%, and 3% of accounts receivable at April 30, 1996. For the year ended April 30, 1995, three customers accounted for 34%, 16%, and 13% of net sales of the Company, and 39%, 12%, and 1% of accounts receivable at April 30, 1995.

                   SigmaTron International, Inc.

 12.  Leases

 The Company leases its facilities under various operating leases. The Company also leases various machinery and equipment under capital leases.

 Future minimum lease payments under leases with terms of one year or more are as follows at April 30, 1997:

                                        Capital      Operating                                        Capital
                                         Leases       Leases

 1998                                  $1,519,080   $  844,884
 1999                                   1,519,080      793,737
 2000                                   1,099,070      760,632
 2001                                     299,415      686,660
 2002                                      94,841      214,800
 Thereafter                                 ---         93,600
                                        ---------    ---------
                                       $4,531,486   $3,394,313
  Less: Amounts representing interest     862,902    =========
                                        ---------
                                        3,668,584
         Less:  Current portion         1,199,212
                                        ---------
                                       $2,469,372
                                        =========

                   SigmaTron International, Inc.

 12. Leases (continued)

 The Company subleased the machinery and equipment relating to six of the above capital lease agreements to its affiliate, SMTU. These sublease agreements contain the same maturity dates as the original underlying lease agreements. The effective interest rates on these leases are approximately 2% higher than the effective interest rates (ranging from 8. 25% to 10.12%) implicit in the original lease to cover various administrative expenses of the Company. The equipment lease receivables are collateralized by the underlying machinery and equipment. Management believes the machinery and equipment would be able to be readily used in the Company's manufacturing operations if necessary.

 Future minimum rentals to be received under subleases with SMTU with terms of one year or more are as follows:

                   1998                               $   900,660
                   1999                                   900,660
                   2000                                   666,200
                   2001                                    67,080
                   2002                                    14,942
                                                       ----------
                                                        2,549,542
                   Less:Amounts representing interest     189,771
                                                       ----------
                                                        2,359,771
                      Less:  Current portion              892,435
                                                       ----------
                                                       $1,467,336
                                                       ==========

 Rent expense incurred under operating leases was $557,456, $560,756 and $513,688 for the years ended April 30, 1997, 1996, and 1995 respectively.

 13.  Capital Stock

 At April 30, 1997, authorized but unissued shares have been reserved for future issuance as follows:

                      Stock Option Plans                  599,500
                      Warrants                             35,000
                                                          -------
                                                          634,500
                                                          =======

                   SigmaTron International, Inc.
       Notes to Consolidated Financial Statements (continued)

 14.  Warrants and Stock Options

 On February 9, 1994, the Company sold warrants, for nominal consideration, to purchase up to an aggregate of 55,000, 25,000, and 70,000 shares of Common Stock to certain underwriters,
 consultants, and  directors,  respectively.    All  warrants  are
 exercisable during the five-year period commencing: (i) in the case of the underwriters' warrants on February 9, 1994; (ii) in the case of the consultant's warrant on February 16, 1994, and
 (iii) in the case of the directors' warrants on August 9, 1994. All warrants will terminate on February 9, 1999, and have an exercise price of $8.40 per share. As of April 30, 1997, 115,000 warrants have been exercised.

 On February 8, 1994, the stockholders of the Company approved the formation of two stock option plans (Option Plans) under which certain members of management and outside nonmanagement directors may acquire up to 698,500 shares of Common Stock of the Company. The Option Plans are interpreted and administered by the Compensation Committee (the Committee). The maximum term of options granted under the Option Plans generally are 10 years. Options granted under the Option Plans are either incentive stock options or nonqualified options. Options forfeited under the Option Plans are available for reissuance.

 The Committee approved grants to certain members of the Company's management effective February 9, 1994, of options to purchase all of the 625,000 shares of Common Stock available under the Plan at an exercise price equal to $7.00. Of the options granted to management, options to purchase up to 200,000 shares of Common Stock will vest at a rate of 20% each year following the date of grant, provided the optionee remains an employee of the Company. As of April 30, 1997 and 1996, management vested in options to purchase 120,000 and 80,000 shares, respectively. The remaining options to purchase up to 425,000 shares of Common Stock will vest only on the Company's attainment of certain earnings per share levels over the five fiscal years beginning with fiscal year 1995. None of these options became exercisable during fiscal year 1997, 1996, or 1995 as the earnings per share level goal was not met, and options to purchase 100,000, 75,000, and 50,000 shares were forfeited in 1997, 1996, and 1995, respectively. On June 11, 1997, options to purchase up to 425,000 shares of common stock were canceled and return to the pool of ungranted options to be granted as service based options at a date to be determined by the committee.

                   SigmaTron International, Inc.

 14. Warrants and Stock Options

 The Company also has a stock option plan for the benefit of directors who are not salaried employees of the Company or full-
 time consultants to  the Company.    Seventy-three thousand -five-
 hundred shares of Common Stock were reserved for issuance upon exercise of such options. Each eligible director in office at
 the  adjournment   of  the   first  three   annual  meetings   of
 stockholders held after February 9, 1994, was granted an option to purchase 3,500 shares of the Company's Common Stock at an exercise price per share equal to the fair market value of a
 share of the Company's Common Stock on the date of grant.   As of
 April 30, 1997, all options reserved for issuance under this plan have been granted. An option may be exercised at any time within 10 years from the date of grant. On June 11, 1997, a new outside
 nonmanagement  director  option  plan  was  adopted   subject  to
 shareholder approval, to grant options to purchase up to 105,000 shares of common stock in a manner similar to the old plan.

 The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
 25), in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB statement No. 123, Accounting for Stock-Based Compensation, requires the use of option-valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by Statement 123 as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period.

 The Company's pro forma information follows:

                                            1997        1996
                                         ----------   ---------

 Net income                              $3,255,058  $2,366,822
 Pro forma net income                     3,167,740   2,308,772
 Earnings per share                         $1.11       $.86
 Pro forma earnings per share               $1.08       $.84

                   SigmaTron International, Inc.

 14. Warrants and Stock Options

 The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

                                             1997     1996
                                            ------   ------
 Expected dividend yield                     0%        0%
 Expected stock price volatility             0.529     0.529
 Risk-free interest rate                     6.54%     6.54%
 Weighted-average expected life of options   5 years   5 years

 Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing method does not necessarily provide a reliable single measure of the fair value of its employee stock options.

 A summary of the Company's stock option activity and related information for the years ended April 30 follows:

                    1997               1996              1995
                            Weighted-         Weighted-         Weighted-
                   Options   Average  Options  Average  Options  Average
                            Exercise          Exercise          Exercise
                              Price             Price              Price
                 -------------------------------------------------------
Outstanding
Beginning of year  549,000  $ 7.06    599,500   $7.06  625,000   $7.00
Granted             24,500   10.25     24,500    6.81   24,500    8.44
Exercised          (99,000)   7.64       ---      ---    ---       ---
Forfeited         (100,000)   7.00    (75,000)   7.00  (50,000)   7.00
                 -------------------------------------------------------
Outstanding
 End of year       374,500  $ 7.13    549,000   $7.06  599,500   $7.06
                  ========           ========         ========
Exercisable at end
 of year            94,500  $ 7.50    129,000   $7.24   64,500   $7.55

Weighted-average fair
value of options granted
during the year             $ 5.40              $3.59

Exercise prices for options outstanding as of April 30, 1997 ranged from $6.81 to $10.25 (343,000 of the options outstanding at April 30, 1997 have an exercise price of $7.00). The weighted-average remaining contractual life of those options is 6.9 years.

                  SigmaTron International, Inc.

 15.  Net Income Per Common and Common Equivalent Share

 Net income per common and common equivalent share is computed based upon the weighted-average number of shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The 425,000 shares reserved for issuance under the management stock option plan are not considered common stock equivalents in 1997, 1996, and 1995 as the earnings per share goals were not reached . Fully diluted net income per common and common equivalent share is not materially different from primary net income per common and common equivalent share in 1996 and 1995.

 16.  Subsequent Event

 On July 1, 1997, the Committee approved grants of options to certain employees and members of the Company's management to purchase 352,000 shares of common stock at an exercise price equal to $12.25. These options will vest at a rate of 20% each year following the date of grant, provided the optionee remains an employee of the Company.

                                SigmaTron International, Inc.

                       Schedule II - Valuation and Qualifying Accounts



                           Balance at  Charges to  Charges to          Balance
                            Beginning  Costs and    Other               End of
       Description          of Period  Expenses   Accounts  Deductions  Period
[S]                             [C]      [C]          [C]  [C]         [C]
------------------------------------------------------------------------------
Year ended April 30, 1997:
--------------------------
Reserves and allowance
 deducted from asset accounts:

 Allowance for doubtful accounts $492,126 $  80,000   $--  (1)$492,126 $ 80,000
 Reserve for obsolete inventory   411,500   (80,000)   --               331,500
Year ended April 30, 1996:
--------------------------
Reserves and allowance
 deducted from asset accounts:

 Allowance for doubtful accounts  185,238   328,000     --      21,112  492,126
 Reserve for obsolete inventory   411,500      --       --              411,500
Year ended April 30, 1995:
--------------------------
Reserves and allowance
 deducted from asset accounts:

 Allowance for doubtful accounts  172,606    12,632     --        --    185,238
 Reserve for obsolete inventory   176,500   235,000     --        --    411,500

 (1) Uncollectible accounts written off.




                          INDEX TO EXHIBITS

  3.1 Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-18, File No. 2 - 99155C filed on July 22, 1985.)

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

  10.3      1993  Stock  Option  Plan.    (Incorporated  herein   by
            reference to Exhibit 10.11 of Form 10-K for the year ended April 30, 1993.)

  10.4 1994 Directors' Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the year ended April 30, 1994.)

  10.5      Secured  Revolving   Credit   Agreement  dated   as   of
            April 30, 1994, with NBD Elk Grove Bank in the amount of $8,000,000. (Incorporated herein by reference to Exhibit
            19.1 of Form 10-K for the year ended April 30, 1993.)

  10.6 First Amendment To Secured Revolving Credit Agreement dated as of April 30, 1994, with NBD Elk Grove Bank in the amount of $8,000,000. (Incorporated herein by reference to Exhibit 19.2 of Form 10-K for the year ended April 30, 1994.)

  10.7      Second Amendment To  Secured Revolving Credit  Agreement
            dated as of August 23, 1994, with NBD Elk Grove   Bank.
            (Incorporated herein by reference to Exhibit 10.9 of Form 10-K for the year ended April 30, 1995).

  10.8 Mortgage and Mortgage Note in the amount of $1,400,000 dated April 14, 1995, in favor of NBD Elk Grove Bank
            (for 2400 East Lunt Avenue premises). (Incorporated herein by reference to Exhibit 10.10 of Form 10-K for the year ended April 30, 1995).

  10.9      Mortgage and Mortgage Note in the amount of $3,350,000
            dated March 31, 1995, in favor  of NBD Elk   Grove   Bank
            (for 2201 Landmeier premises). (Incorporated herein by reference to Exhibit 10.11 of Form 10-K for the year ended April 30, 1995).

  10.10 Master Lease Agreement between Company and NBD Elk Grove Bank (for equipment finance). (Incorporated herein by reference to Exhibit 10.12 of Form 10-K for the year ended April 30, 1995).

  10.11     Third Amendment  to Secured  Revolving Credit  Agreement
            dated as of August 31,   1995. (Incorporated  here and by
            reference to Exhibit 10.13 of Form 10-K for the year ended April 30, 1996).

  10.12 Fourth Amendment to Secured Revolving Credit Agreement dated as of November 27, 1995. (Incorporated here and by reference to Exhibit 10.14 of Form 10-K for the year ended April 30, 1996).

  10.13 Credit Facility Note in the amount of $4,000,000 dated April 30, 1996 in favor of NBD Elk Grove Bank. (Incorporated here and by reference to Exhibit 10.15 of Form 10-K for the year ended April 30, 1996).

  10.14 Fifth Amendment to Secured Revolving Credit Agreement dated as of April 30, 1996. (Incorporated here and by reference to Exhibit 10.16 of Form 10-K for the year ended April 30, 1996).

  10.15 Mortgage and Mortgage Note in the amount of $1,500,000 dated April 30, 1996 in favor of NBD Elk Grove Bank
            (for 2400 and 2450 East Lunt Avenue premises). (Incorporated here and by reference to Exhibit 10.17 of Form 10-K for the year ended April 30, 1996).

  10.16 Joint Venture Agreement dated September 4, 1995 by and between Circuit Systems, Inc. and Gujarat Apollo Industries and Finance Limited. (Incorporated here and by reference to Exhibit 10.18 of Form 10-K for the year ended April 30, 1996).

  10.17 Industrial Lease Agreement dated as of February 29, 1996 by and between Circuit Systems, Inc. and SigmaTron
            International, Inc. (Incorporated here and by reference to Exhibit 10.19 of Form 10-K for the year ended April 30, 1996).

  10.18 Sixth Amendment to Secured Revolving Credit Agreement dated as of August 30, 1996.

  11.       Statement re Computation of Per Share Earnings.

  19.1      Employment  Agreement  with  D.S.  Patel  dated  as   of
            April 30, 1994. (Incorporated herein by reference to Exhibit
            19.3 of Form 10-K for the year ended April 30, 1994.)

  22.       Subsidiaries of Circuit Systems, Inc.

                              SIXTH AMENDMENT
                   TO SECURED REVOLVING CREDIT AGREEMENT
                         DATED AS OF APRIL 30, 1993


       WHEREAS, Circuit Systems, Inc., an Illinois corporation (the "Company) and American National Bank and Trust Company of Chicago, as assignee of NBD Bank (the "Bank"), are party to that certain Secured Revolving Credit Agreement dated as of April 30, 1993 as amended April 29, 1994, August 23, 1994, August 31, 1995, November 27, 1995 and April 30, 1996 (the "Agreement"); and

       WHEREAS, the Company has requested that the Bank extend the maturity date of the Revolving Credit Commitment, the Revolving Credit Loans, the Credit Facility and the Credit Facility Loans under the Agreement and to make certain other amendments as hereinafter set forth; and

       WHEREAS, the Bank has agreed to the requested extension and certain other amendments as hereinafter set forth, provided that the parties execute this Sixth Amendment, and that, among other things, the Company executes and delivers to the Bank a new Revolving Credit Note and a new Credit Facility Note in the form(s) attached hereto as Exhibits "A-1" and "B-2";

       NOW THEREFORE, subject to such conditions as are set forth herein, it is agreed between the Company and the Bank that:

    I. The date "August 31,  1997" appearing in Subsection (a) of
       Section 1., Subsection (a) of Section 2., and Subsection (d) of Section 5. of the Agreement is amended to read "August 31, 1998".

   II. The date  "August 31,  1996" appearing  in Subsection  (b)  of
       Section 1. and  Subsection (b) of  Section 2., and  Subsection
       (d) of Section 5. of the Agreement is amended to read  "August
       31, 1997".

  III. Exhibit "B-2" attached hereto is substituted for Exhibit "B-1" attached to the Agreement.

  IV. Exhibit "A-1" attached hereto is substituted for Exhibit "A" attached to the Agreement.

   V. The last paragraph of Section 4. of the Agreement is amended in its entirety to read as follows:

       "Each Revolving Credit Loan and each Credit Facility Loan requested to bear interest at the Negotiated Rate (i) shall be in an amount of not less than $1,000,000.00 or an integral multiple of $1,000,000.00 in excess thereof, (ii) shall remain outstanding, at the Borrower's election, for a 30, 60 or 90 day period of time from the date of such requested Loan (but in any event not beyond August 31, 1998 with respect to Revolving Credit Loans and not beyond August 31, 1997 with respect to Credit Facility Loans) (the end of each such period herein referred to as "Reversion Date"), and (iii) if not renewed at any applicable Reversion Date for an additional 30, 60 or 90 day period of time at a new Negotiated Rate, shall either be repaid by the Company on the applicable Reversion Date or shall revert to the bearing of interest at the Prime Rate of the Bank in effect from time to time."

  As a condition precedent to the taking effect of this Sixth Amendment, the Company shall provide to the Bank, in form and substance satisfactory to the Bank (i) signed copies of certificates of the Secretary or Assistant Secretary of the Company, and dated as of the date of this Sixth Amendment, which shall certify approval of, and all necessary corporate action with respect to the authorization, execution and delivery of this Sixth Amendment and all relevancies appertaining thereto.

  By execution and delivery hereof, the Company further reaffirms all applicable representations and warranties contained in Section 11. of the Agreement as true and correct as of the date hereof.

  Except as stated herein, all terms and provisions of the Secured Revolving Credit Agreement remain unchanged and in full force and effect.

  IN WITNESS WHEREOF, this Sixth Amendment has been duly executed as of the 30th day of August, 1996.



       American National Bank and
       Trust Company of Chicago                   Circuit Systems, Inc.


   By:                                            By:
      -------------------------------                -----------------------
      Paul A. Moss, Vice President                   D. S. Patel, President

                                                                Exhibit "B-2"
                              CREDIT FACILITY NOTE

  Due:  August 31, 1997                                          $4,000,000.00

  Note No.                                              Date:  August 30, 1996
           --------------

       PROMISE TO PAY: On or before August 31, 1997, for value received, the undersigned (the "Company") promises to pay to American National Bank and Trust Company of Chicago, as assignee of NBD Bank (the "Bank") or order, at the Bank's main office in Chicago, Illinois 60670 or at any office of the Bank in the State of Illinois, the sum of Four Million and No/100 Dollars ($4,000,000.00), or such lesser sum as is indicated on the Bank's records, plus interest computed on the basis of the actual number of days elapsed in a year of 360 days at either (i) the rate announced from time to time by the Bank as its "prime" rate, which rate may not be the lowest rate charged by the Bank to any of its customers, or (ii) the Negotiated Rate as stated in the Agreement (as hereinafter defined) (each such rate when and as in effect the "Note Rate"), until maturity, whether by acceleration or otherwise, and at a rate of 3% per annum above the Note Rate on overdue principal from the date when due until paid. The Negotiated Rate may be greater or lesser than the prime rate, and each change in the "prime" rate will immediately change the Note Rate if such rate is chosen and in effect hereunder.

       In no event shall the interest rate exceed the maximum rate allowed by law; any interest payment which would for any reason be deemed unlawful under applicable law shall be applied to principal.

       Interest will be computed on the unpaid principal balance hereof from the date of each borrowing.

       Until maturity, the Company will pay consecutive monthly installments of interest only commencing September 30, 1996, and on the last day of each calendar month thereafter.

       The Company acknowledges and agrees (i) that this Note evidences a business loan for the purpose of financing a commercial enterprize carried on for the purpose of investment or profit within the purview of Section 205/4, Chapter 815, of the Illinois Compiled Statutes and is not subject to any usury law or limitation of the State of Illinois, and (ii) the obligation evidenced by this
  Note is an exempt transaction under the Federal Truth-in-Lending Act, 15 U.S.C., Section 1601 et seq.

       The Bank has approved a credit facility to the Company in a principal amount not to exceed the face amount of this Note. The credit facility is in the form of advances made from time to time by the Bank to the Company. This Note evidences the Company's obligation to repay those advances. The aggregate principal amount of debt evidenced by this Note shall be the amount reflected from time to time in the records of the Bank but shall not exceed the face amount of this Note. Until maturity, the Company may borrow, pay down and reborrow under this Note so long as the aggregate principal amount outstanding at any one time does not exceed the face amount of this Note.

       This Note evidences a debt under the terms of a Secured Revolving Credit Agreement, between the Bank and the Company dated as of April 30, 1993 as amended April 29, 1994, August 23, 1994, August 31, 1995, November 27, 1995, April 30, 1996 and August 30, 1996 (the "Agreement"), and is entitled to the benefits of and subject to the provisions of the Agreement. The Agreement, among other things, contains provisions for acceleration of the maturity of this Note upon the happening of certain stated events and also for prepayments on account of the principal hereof prior to the maturity hereof upon the terms and conditions specified in the Agreement as may be amended from time to time.

       To secure the payment of this Note and any other present or future liability of the Company to the Bank, whether several, joint, or joint and several, the Company pledges and grants to the Bank a continuing security interest in the following described property and all of its additions, substitutions, increments, proceeds and products, whether now owned or later acquired ("Collateral"): All securities and other property of the Company in the custody, possession or control of the Bank (other than property held by the Bank solely in a fiduciary capacity); All property or securities declared or acknowledged to constitute security for any past, present or future liability of the Company to the Bank; All balances of deposit accounts of the Company with the Bank; and the following additional property of the Company: All Inventory, Accounts, Accounts Receivable, General Intangibles and Equipment as described in those Security Agreements dated as of April 1, 1992 and April 30, 1993, as provided to the Bank in connection therewith. The terms used to identify the Collateral shall have the respective meanings assigned to such terms as of the date hereof in the Illinois Uniform Commercial Code.

       The Bank shall have the right at any time to apply its own debt or liability to the Company or to any other party liable on this Note in whole or partial payment of this Note or other present or future liabilities of the Company to the Bank without any requirement of mutual maturity.

       The terms and provisions of the Agreement, any mortgage, security agreement or any other document executed as part of or in connection with the loans evidenced by this Note are hereby incorporated by reference and made a part of this Note.

       The Company represents that it is a corporation duly organized, existing and in good standing under the laws of its state of incorporation, and that the execution and delivery of this Note and the performance of the obligations it imposes are within its corporate powers, have been duly authorized by all necessary action of its board of directors, and do not contravene the terms of its articles of incorporation or bylaws. The Company represents that the execution and delivery of this Note and the performance of the obligations it imposes do not violate any law and do not conflict with any agreement by which it is bound, and that no consent or approval of any governmental authority or any third party is required for the execution or delivery of this Note or the performance of the obligations it imposes and that this Note is a valid and binding agreement, enforceable according to its terms. The Company further represents that all balance sheets, profit and loss statements, and other financial statements, if any, furnished to the Bank are accurate and fairly reflect the financial condition of the Company on their effective dates, including contingent liabilities of every type, which financial condition has not changed materially and adversely since those dates.

       If any of the following events occurs: (i) the Company or any guarantor of this Note ("Guarantor") fails to pay when due any amount payable under this Note or under any agreement or instrument evidencing debt to any creditor; (ii) the Company or any Guarantor
  (a) fails to observe or perform any other term of this Note: or (b)
  makes  any  materially  incorrect  or  misleading   representation,
  warranty, or certificate to the Bank; or (c) makes any materially incorrect or misleading representation in any financial statement or other information delivered to the Bank; or (d) defaults under the terms of any agreement or instrument relating to any debt for borrowed money (other than the debt evidenced by this Note) such that the creditor declares the debt due before its maturity; (iii) the Company or any Guarantor defaults under the terms of any loan agreement, mortgage, security agreement, or any other document executed as part of the loan evidenced by this Note, or any guaranty of the loan evidenced by this Note, becomes unenforceable in whole or in part, or any Guarantor fails to promptly perform under such a guaranty; (iv) a "reportable event" (as defined in the Employee Retirement Income Security Act of 1974 as amended) occurs that would permit the Pension Benefit Guaranty Corporation to terminate any employee benefit plan of the Company or any affiliate of the Company; (v) the Company or any Guarantor becomes insolvent or unable to pay its debts as they become due; (vi) the Company or any Guarantor (a) makes an assignment for the benefit of creditors;
  (b) consents to the appointment of a custodian, receiver or trustee for itself or for a substantial part of its assets; or (c) commences any proceeding under any bankruptcy, reorganization, liquidation, insolvency or similar laws of any jurisdiction; (vii) a custodian, receiver, or trustee is appointed for the Company or any Guarantor or for a substantial part of its assets without the consent of the party against which the appointment is made and is
  not  removed  within  60   days  after  such  appointment;   (viii)
  proceedings are commenced against the Company or any Guarantor under any bankruptcy, reorganization, liquidation, or similar laws of any jurisdiction, and such proceedings remain undismissed for 60 days after commencement; or the Company or Guarantor consents to the commencement of such proceedings; (ix) any judgment is entered against the Company or any Guarantor, or any attachment, levy, or garnishment is issued against any property of the Company or any Guarantor. (x) the Company or any Guarantor dies; (xi) the Company or any Guarantor, without the Bank's written consent, (a) is dissolved, (b) merges or consolidates with any third party, (c) leases, sells or otherwise conveys a material part of its assets or business outside the ordinary course of business, (d) leases, purchases, or otherwise acquires a material part of the assets of any other corporation or business entity, except in the ordinary
  course of business and except as contemplated and permitted   under
  the Secured Revolving Credit Agreement, (e) agrees to do any of the foregoing, (notwithstanding the foregoing, any subsidiary may merge or consolidate with any other subsidiary, or with the Company, so long as the Company is the survivor); (xii) the loan-to-value ratio of any pledged securities at any time exceeds the Bank's limit for securities of the type pledged and such excess continues for five
  (5) days after notice from the Bank to the Company; (xiii) there is a substantial change in the existing or prospective financial condition of the Company or any Guarantor which the Bank in good faith determines to be materially adverse; or (xiv) the Bank in good faith deems itself insecure; then this Note shall become due immediately, without notice, at the Bank's option.

       If this Note is not paid at maturity, whether by demand, acceleration or otherwise, the Bank shall have all of the rights and remedies provided by any law or agreement. Any requirement of reasonable notice shall be met if the Bank sends the notice to the Company at least seven (7) days prior to the date of sale, disposition or other event giving rise to the required notice. The Bank is authorized to cause all or any part of the Collateral to be transferred to or registered in its name or in the name of any other person, firm or corporation, with or without designation of the capacity of such nominee. The Company shall be liable for any deficiency remaining after disposition of any Collateral. The Company is liable to the Bank for all reasonable costs and expenses of every kind incurred in the making or collection of this Note, including, without limitation, reasonable attorneys' fees and court costs. These costs and expenses shall include, without limitation, any costs or expenses incurred by the Bank in any bankruptcy, reorganization, insolvency or other similar proceeding.

       Each endorser and any other party liable on this Note severally waives demand, presentment, notice of dishonor and protest, and consents to any extension or postponement of time of its payment without limit as to the number or period, to any substitution, exchange or release of all or any part of the Collateral, to the addition of any party, and to the release or discharge of, or suspension of any rights and remedies against, any person who may be liable for the payment of this Note. No delay on the part of the Bank in the exercise of any right or remedy shall operate as a waiver. No single or partial exercise by the Bank of any right or remedy shall preclude any other future exercise of it or the exercise of any right or remedy. No waiver or indulgence by the Bank of any default shall be effective unless in writing and signed by the Bank, nor shall a waiver on one occasion be construed as a bar to or waiver of that right on any future occasion.

       This Note shall be binding on the Company and its successors, and shall inure to the benefit of the Bank, its successors and assigns. Any reference to the Bank shall include any holder of this Note. This Note is delivered in the State of Illinois and governed by Illinois law. This Note and any related loan documents embody the entire agreement between the Company and the Bank regarding the terms of the loan evidenced by this Note and supersede all oral statements and prior writings relating to that loan.

  WAIVER OF JURY TRIAL: The Bank and the Company, after consulting or having had the opportunity to consult with counsel, knowingly, voluntarily and intentionally waive any right either of them may have to a trial by jury in any litigation based upon or arising out of this Note or any related instrument or agreement or any of the transactions contemplated by this Note or any course of conduct, dealing, statements, whether oral or written, or actions of either of them. Neither the Bank nor the Company shall seek to consolidate, by counterclaim or otherwise, any such action in which a jury trial has been waived with any other action in which a jury trial cannot be or has not been waived. These provisions shall not be deemed to have been modified in any respect or relinquished by either the Bank or the Company except by a written instrument executed by both of them.



                                           CIRCUIT SYSTEMS, INC.


  Address:  2350 E. Lunt Avenue                   By:
            Elk Grove Village, IL 60007              ------------------
                                                     D. S. Patel, President

                                                                 Exhibit "A-1"
                             REVOLVING CREDIT NOTE

  Due:  August 31, 1998                                          $6,000,000.00

  Note No.                                              Date:  August 30, 1996
          ---------------

       PROMISE TO PAY: On or before August 31, 1998, for value received, the undersigned (the "Company") promises to pay to American National Bank and Trust Company of Chicago as assignee of NBD Bank (the "Bank") or order, at the Bank's main office in Chicago, Illinois 60670 or at any office of the Bank in the State of Illinois, the sum of Six Million and No/100 Dollars ($6,000,000.00), or such lesser sum as is indicated on the Bank's records, plus interest computed on the basis of the actual number of days elapsed in a year of 360 days at the Company's option at either (i) the rate announced from time to time by the Bank as its "prime" rate, which rate may not be the lowest rate charged by the Bank to any of its customers, or (ii) the Negotiated Rate as stated in the Agreement (as hereinafter defined) (the "Note Rate"), until maturity, whether by acceleration or otherwise, and at a rate of 3% per annum above the Note Rate on overdue principal from the date when due until paid. The Negotiated Rate may be greater or lesser than the prime rate, and each change in the "prime" rate will immediately change the Note Rate if such rate is chosen and in effect hereunder.

       In no event shall the interest rate exceed the maximum rate allowed by law; any interest payment which would for any reason be deemed unlawful under applicable law shall be applied to principal.

       Interest will be computed on the unpaid principal balance hereof from the date of each borrowing.

       Until maturity, the Company will pay consecutive monthly installments of interest only commencing September 30, 1996, and on the last day of each calendar month thereafter.

       The Company acknowledges and agrees (i) that this Note evidences a business loan for the purpose of financing a commercial enterprize carried on for the purpose of investment or profit within the purview of Section 205/4, Chapter 815, of the Illinois Compiled Statutes and is not subject to any usury law or limitation of the State of Illinois, and (ii) the obligation evidenced by this
  Note is an exempt transaction under the Federal Truth-in-Lending Act, 15 U.S.C., Section 1601 et seq.

       The Bank has approved a credit facility to the Company in a principal amount not to exceed the face amount of this Note. The credit facility is in the form of advances made from time to time by the Bank to the Company. This Note evidences the Company's obligation to repay those advances. The aggregate principal amount of debt evidenced by this Note shall be the amount reflected from time to time in the records of the Bank but shall not exceed the face amount of this Note. Until maturity, the Company may borrow, pay down and reborrow under this Note so long as the aggregate principal amount outstanding at any one time does not exceed the face amount of this Note.

       This Note evidences a debt under the terms of a Secured Revolving Credit Agreement, between the Bank and the Company dated as of April 30, 1993 as amended April 29, 1994, August 23, 1994, August 31, 1995, November 27, 1995, April 30, 1996 and August 30, 1996 (the "Agreement"), and is entitled to the benefits of and subject to the provisions of the Agreement. The Agreement, among other things, contains provisions for acceleration of the maturity of this Note upon the happening of certain stated events and also for prepayments on account of the principal hereof prior to the maturity hereof upon the terms and conditions specified in the Agreement as may be amended from time to time.

       To secure the payment of this Note and any other present or future liability of the Company to the Bank, whether several, joint, or joint and several, the Company pledges and grants to the Bank a continuing security interest in the following described property and all of its additions, substitutions, increments, proceeds and products, whether now owned or later acquired ("Collateral"): All securities and other property of the Company in the custody, possession or control of the Bank (other than property held by the Bank solely in a fiduciary capacity); All property or securities declared or acknowledged to constitute security for any past, present or future liability of the Company to the Bank; All balances of deposit accounts of the Company with the Bank; and the following additional property of the Company: All Inventory, Accounts, Accounts Receivable, General Intangibles and Equipment as described in those Security Agreements dated as of April 1, 1992 and April 30, 1993, as provided to the Bank in connection therewith. The terms used to identify the Collateral shall have the respective meanings assigned to such terms as of the date hereof in the Illinois Uniform Commercial Code.

       The Bank shall have the right at any time to apply its own debt or liability to the Company or to any other party liable on this Note in whole or partial payment of this Note or other present or future liabilities of the Company to the Bank without any requirement of mutual maturity.

       The terms and provisions of the Agreement, any mortgage, security agreement or any other document executed as part of or in connection with the loans evidenced by this Note are hereby incorporated by reference and made a part of this Note.

       The Company represents that it is a corporation duly organized, existing and in good standing under the laws of its state of incorporation, and that the execution and delivery of this Note and the performance of the obligations it imposes are within its corporate powers, have been duly authorized by all necessary action of its board of directors, and do not contravene the terms of its articles of incorporation or bylaws. The Company represents that the execution and delivery of this Note and the performance of the obligations it imposes do not violate any law and do not conflict with any agreement by which it is bound, and that no consent or approval of any governmental authority or any third party is required for the execution or delivery of this Note or the performance of the obligations it imposes and that this Note is a valid and binding agreement, enforceable according to its terms. The Company further represents that all balance sheets, profit and loss statements, and other financial statements, if any, furnished to the Bank are accurate and fairly reflect the financial condition of the Company on their effective dates, including contingent liabilities of every type, which financial condition has not changed materially and adversely since those dates.

       If any of the following events occurs: (i) the Company or any guarantor of this Note ("Guarantor") fails to pay when due any amount payable under this Note or under any agreement or instrument evidencing debt to any creditor; (ii) the Company or any Guarantor
  (a) fails to observe or perform any other term of this Note: or (b)
  makes  any  materially  incorrect  or  misleading   representation,
  warranty, or certificate to the Bank; or (c) makes any materially incorrect or misleading representation in any financial statement or other information delivered to the Bank; or (d) defaults under the terms of any agreement or instrument relating to any debt for borrowed money (other than the debt evidenced by this Note) such that the creditor declares the debt due before its maturity; (iii) the Company or any Guarantor defaults under the terms of any loan agreement, mortgage, security agreement, or any other document executed as part of the loan evidenced by this Note, or any guaranty of the loan evidenced by this Note, becomes unenforceable in whole or in part, or any Guarantor fails to promptly perform under such a guaranty; (iv) a "reportable event" (as defined in the Employee Retirement Income Security Act of 1974 as amended) occurs that would permit the Pension Benefit Guaranty Corporation to terminate any employee benefit plan of the Company or any affiliate of the Company; (v) the Company or any Guarantor becomes  insolvent or unable to pay its debts as they become due; (vi) the Company or any Guarantor (a) makes an assignment for the benefit of creditors;
  (b) consents to the appointment of a custodian, receiver or trustee for itself or for a substantial part of its assets; or (c) commences any proceeding under any bankruptcy, reorganization, liquidation, insolvency or similar laws of any jurisdiction; (vii)
  a custodian, receiver, or trustee is appointed for the Company or any Guarantor or for a substantial part of its assets without the consent of the party against which the appointment is made and is
  not  removed  within  60   days  after  such  appointment;   (viii)
  proceedings are commenced against the Company or any Guarantor under any bankruptcy, reorganization, liquidation, or similar laws of any jurisdiction, and such proceedings remain undismissed for 60 days after commencement; or the Company or Guarantor consents to the commencement of such proceedings; (ix) any judgment is entered against the Company or any Guarantor, or any attachment, levy, or garnishment is issued against any property of the Company or any Guarantor. (x) the Company or any Guarantor dies; (xi) the Company or any Guarantor, without the Bank's written consent, (a) is dissolved, (b) merges or consolidates with any third party, (c) leases, sells or otherwise conveys a material part of its assets or business outside the ordinary course of business, (d) leases, purchases, or otherwise acquires a material part of the assets of any other corporation or business entity, except in the ordinary course of business and except as contemplated and permitted under the Secured Revolving Credit Agreement, (e) agrees to do any of the foregoing, (notwithstanding the foregoing, any subsidiary may merge or consolidate with any other subsidiary, or with the Company, so long as the Company is the survivor); (xii) the loan-to-value ratio of any pledged securities at any time exceeds the Bank's limit for securities of the type pledged and such excess continues for five (5) days after notice from the Bank to the Company; (xiii) there is a substantial change in the existing or prospective financial condition of the Company or any Guarantor which the Bank in good faith determines to be materially adverse; or (xiv) the Bank in good faith deems itself insecure; then this Note shall become due immediately, without notice, at the Bank's option.

       If this Note is not paid at maturity, whether by demand, acceleration or otherwise, the Bank shall have all of the rights and remedies provided by any law or agreement. Any requirement of reasonable notice shall be met if the Bank sends the notice to the Company at least seven (7) days prior to the date of sale, disposition or other event giving rise to the required notice. The Bank is authorized to cause all or any part of the Collateral to be transferred to or registered in its name or in the name of any other person, firm or corporation, with or without designation of the capacity of such nominee. The Company shall be liable for any deficiency remaining after disposition of any Collateral. The Company is liable to the Bank for all reasonable costs and expenses of every kind incurred in the making or collection of this Note, including, without limitation, reasonable attorneys' fees and court costs. These costs and expenses shall include, without limitation, any costs or expenses incurred by the Bank in any bankruptcy, reorganization, insolvency or other similar proceeding.

       Each endorser and any other party liable on this Note severally waives demand, presentment, notice of dishonor and protest, and consents to any extension or postponement of time of its payment without limit as to the number or period, to any substitution, exchange or release of all or any part of the Collateral, to the addition of any party, and to the release or discharge of, or suspension of any rights and remedies against, any person who may be liable for the payment of this Note. No delay on the part of the Bank in the exercise of any right or remedy shall operate as a waiver. No single or partial exercise by the Bank of any right or remedy shall preclude any other future exercise of it or the exercise of any right or remedy. No waiver or indulgence by the Bank of any default shall be effective unless in writing and signed by the Bank, nor shall a waiver on one occasion be construed as a bar to or waiver of that right on any future occasion.

       This Note shall be binding on the Company and its successors, and shall inure to the benefit of the Bank, its successors and assigns. Any reference to the Bank shall include any holder of this Note. This Note is delivered in the State of Illinois and governed by Illinois law. This Note and any related loan documents embody the entire agreement between the Company and the Bank regarding the terms of the loan evidenced by this Note and supersede all oral statements and prior writings relating to that loan.

  WAIVER OF JURY TRIAL: The Bank and the Company, after consulting or having had the opportunity to consult with counsel, knowingly, voluntarily and intentionally waive any right either of them may have to a trial by jury in any litigation based upon or arising out of this Note or any related instrument or agreement or any of the transactions contemplated by this Note or any course of conduct, dealing, statements, whether oral or written, or actions of either of them. Neither the Bank nor the Company shall seek to consolidate, by counterclaim or otherwise, any such action in which a jury trial has been waived with any other action in which a jury trial cannot be or has not been waived. These provisions shall not be deemed to have been modified in any respect or relinquished by either the Bank or the Company except by a written instrument executed by both of them.



                                           CIRCUIT SYSTEMS, INC.


  Address:  2350 E. Lunt Avenue                   By:
            Elk Grove Village, IL 60007              ----------------------
                                                     D. S. Patel, President

  Exhibit  11

                       CIRCUIT  SYSTEMS,  INC.
                         AND   SUBSIDIARIES
               COMPUTATION  OF   PER  SHARE  EARNINGS

         PRIMARY   EPS                            1997      1996      1995
 ----------------------------------------     ---------  ---------  ---------
 WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING DURING THE PERIOD         5,298,967  5,321,973  5,317,189

 NET ADDITIONAL SHARES ASSUMING DILUTIVE
 STOCK  OPTIONS  EXERCISED  AND PROCEEDS
 USED  TO  PURCHASE  TREASURY SHARES  AT
 AVERAGE  FAIR  MARKET  VALUE .............      39,273     31,455     11,530

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 AND COMMON EQUIVALENT SHARES OUTSTANDING..   5,338,240  5,353,428  5,328,719
                                              ---------  ---------  ---------
 NET  EARNINGS  ...........................  $2,118,950 $3,083,881 $2,241,985
                                              ---------  ---------  ---------
 PRIMARY  EARNINGS  PER  SHARE ............      $0.40     $0.58      $0.42
                                              =========  =========  =========

         FULLY  DILUTED  EPS
 -------------------------------------
 WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING DURING THE PERIOD         5,298,967  5,321,973  5,317,189


 NET ADDITIONAL SHARES ASSUMING DILUTIVE
 STOCK OPTIONS EXERCISED AND PROCEEDS
 USED TO PURCHASE TREASURY SHARES AT
 FAIR MARKET VALUE (OR AVERAGE FAIR MARKET
 VALUE  IF  HIGHER) .......................      39,273     40,000     11,530

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 AND COMMON EQUIVALENT SHARES OUTSTANDING..   5,338,240  5,361,973  5,328,719
                                              ---------  ---------  ---------
 NET  EARNINGS  ...........................  $2,118,950 $3,083,881 $2,241,985
                                              ---------  ---------  ---------
 FULLY DILUTED EARNINGS PER SHARE .........     $0.40      $0.58      $0.42
                                              =========  =========  =========