Form 10-Q
period 1997-07-31
CIRCUIT SYSTEMS INC
filed 1997-09-12
CIK 773657

UNITED  STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington,  D.C.    20549

                            Form  10 - Q
(Mark  One)

    X    QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR  15(d) OF THE
  -----  SECURITIES EXCHANGE  ACT  OF  1934.
           For  the  period  ended  July  31,  1997.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934.
           For  the  transition  period  from     to     .
                                             ---    ---
                     Commission  file  number  0-15407

                         Circuit  Systems,  Inc.
          -------------------------------------------------------
         (Exact  name  of  registrant  as  specified  in  charter)

     Illinois                                          36-2663010
 ---------------------------------                    ----------------
(State  or  other  jurisdiction                      (I.R.S.  Employer
 of incorporation or organization)                 Identification No.)

2350 East Lunt Avenue, Elk Grove Village, Illinois              60007
--------------------------------------------------           ---------
(Address  of  principal  executive  offices)                (Zip Code)

(847)  439 - 1999
 ------------------------------           -----------------------------
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
                                      -----     -----
APPLICABLE ONLY TO CORPORATE ISSUERS:        Indicate  the  number  of  shares
outstanding of each of the issuer's classes of common stock,  as of the latest
practicable date:  August 31, 1997   5,029,273.

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES

                                     INDEX


                                                                     Page
                                                                    Number
PART   I.              FINANCIAL  INFORMATION

     1.  Financial  Statements

           Consolidated Condensed Balance Sheets  ..................   3

           Consolidated Condensed Statements of Operations  ........   4

           Consolidated Condensed Statement of Cash Flows  .........   5

           Notes to Consolidated Condensed Financial Statements  ...   6

     2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations   .............................   7


PART  II.  OTHER  INFORMATION

         Item  6.    Exhibits and Reports on Form 8-K  .............   9

                           CIRCUIT  SYSTEMS,  INC.
                              AND  SUBSIDIARIES
                   CONSOLIDATED CONDENSED  BALANCE  SHEETS
                                (UNAUDITED)

                                            4/30/97         7/31/97
                                          -----------     -----------
     ASSETS
CURRENT  ASSETS
  CASH  AND  CASH  EQUIVALENTS  ........  $   294,204     $   323,641
  ACCOUNTS  RECEIVABLE,  LESS
    ALLOWANCE  OF  $500,000   ..........    6,561,782       6,026,264
  INVENTORIES
    RAW MATERIALS   ....................    2,797,845       2,745,598
    WORK  IN  PROCESS   ................    2,129,627       2,371,176
    FINISHED  GOODS   ..................    1,709,349       2,056,064
                                          -----------      ----------
                                            6,636,821       7,172,838

  DEFERRED  INCOME  TAXES   ............      363,000         363,000
  PREPAID  EXPENSES   ..................      215,674         212,312
                                          -----------      ----------
       TOTAL  CURRENT  ASSETS  .........   14,071,481      14,098,055

INVESTMENT  IN  AFFILIATE    ...........    2,841,193       2,873,721

PROPERTY,  PLANT,  AND  EQUIPMENT  -  AT  COST

  BUILDING  AND  IMPROVEMENTS   ........    9,446,475      13,322,236
  MACHINERY  AND  EQUIPMENT   ..........   33,871,214      39,799,065
  AUTOMOTIVE  EQUIPMENT   ..............       83,796          72,469
                                           ----------      ----------
                                           43,401,485      53,193,770
    LESS  ACCUMULATED  DEPRECIATION        18,442,154      19,414,274
                                           ----------      ----------
                                           24,959,331      33,779,496
  LAND   ...............................    2,814,613       2,971,297
                                           ----------      ----------
                                           27,773,944      36,750,793
OTHER  ASSETS
  DEPOSITS  AND  SUNDRY   ..............    1,071,481       1,454,168
                                           ----------      ----------
                                          $45,758,099     $55,176,737
                                           ==========      ==========

    LIABILITIES  AND  SHAREHOLDERS'  EQUITY
CURRENT  LIABILITIES
  CURRENT MATURITIES OF L/T OBLIGATIONS   $ 4,662,289     $ 5,862,490
  ACCOUNTS  PAYABLE   ..................    4,095,791       4,330,188
  ACCRUED  LIABILITIES   ...............    1,193,969       1,497,935
  INCOME  TAXES  PAYABLE   .............      384,745           --
                                           ----------      ----------
       TOTAL  CURRENT  LIABILITIES         10,336,794      11,690,613

LONG - TERM  OBLIGATIONS   .............   10,640,363      19,884,877
DEFERRED  INCOME  TAXES   ..............    1,848,000       1,810,000
MINORITY INTEREST   ....................      471,246         459,782

SHAREHOLDERS'  EQUITY
  COMMON  STOCK   ......................    2,882,322       2,820,937
  RETAINED  EARNINGS   .................   19,596,240      18,522,327
  CUMULATIVE FOREIGN CURRENCY
    TRANSLATION ADJUSTMENT   ...........      (16,866)        (11,799)
                                           ----------      ----------
                                           22,461,696      21,331,465
                                           ----------      ----------
                                          $45,758,099     $55,176,737
                                           ==========      ==========

 THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES
               CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS
                                  (UNAUDITED)


                                             THREE   MONTHS   ENDED
                                          7/31/96             7/31/97
                                        -----------         -----------
NET  SALES   .....................     $ 14,335,410        $ 12,922,618

COST  OF  GOODS  SOLD   ..........       12,378,521          12,283,558
                                         ----------          ----------
  GROSS  PROFIT   ................        1,956,889             639,060

SALES  AND  MARKETING  EXPENSES ..          689,674             640,089
ADMINISTRATIVE  EXPENSES  ........          750,841             588,355
                                         ----------          ----------
                                          1,440,515           1,228,444
                                         ----------          ----------
  OPERATING  INCOME (LOSS)                  516,374            (589,384)

OTHER   (INCOME)  DEDUCTIONS
  INTEREST  EXPENSE   ............          368,645             354,993
  EQUITY IN  EARNINGS  OF
    UNCONSOLIDATED   AFFILIATE ...         (131,848)            (32,528)
  MINORITY  INTEREST IN LOSS
    OF SUBSIDIARY   ..............             --               (28,375)
  RENTAL  INCOME   ...............          (78,000)            (90,860)
  SUNDRY   .......................           (6,185)            (18,328)
                                         ----------          ----------
                                            152,612             184,902
                                         ----------          ----------
  EARNINGS (LOSS) BEFORE INCOME TAXES       363,762            (774,286)

INCOME  TAXES   ..................          139,600            (272,000)
                                         ----------          ----------
  NET  EARNINGS (LOSS)  ..........      $   224,162         $  (502,286)
                                         ==========          ==========

PER  SHARE  DATA :

  NET  EARNINGS (LOSS)  PER  SHARE            $0.04              $(0.10)
                                         ==========          ==========
  WEIGHTED  AVERAGE  NUMBER OF
   SHARES  OUTSTANDING   .........        5,385,257           5,097,843


  THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (UNAUDITED)

                                                    THREE  MONTHS ENDED
                                                   7/31/96         7/31/97
                                                 -----------     -----------
[S]                                             [C]           [C]
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

 NET  EARNINGS   (LOSS)   ....................   $   224,162    $   (502,286)

 ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION   ............................       930,000         979,320
   GAIN  ON  SALE  OF  EQUIPMENT  ............          --              (325)
   MINORITY  INTEREST  IN  LOSS  OF  SUBSIDIARY         --           (28,375)
   DEFERRED  INCOME  TAXES   .................        19,600         (38,000)
   EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE   (131,848)        (32,528)

   CHANGES  IN  ASSETS  AND  LIABILITIES,
     NET OF EFFECTS FROM  ACQUISITION
   ACCOUNTS  RECEIVABLE   ....................       467,053         535,518
   INVENTORIES   .............................       873,313         113,983
   PREPAID  EXPENSES   .......................        10,898           3,362
   OTHER  ASSETS   ...........................       (77,913)       (382,687)
   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES     (224,670)        153,618
                                                  ----------      ----------
       TOTAL  ADJUSTMENTS  ...................     1,866,433       1,303,886
                                                  ----------      ----------
       NET  CASH  PROVIDED  BY  OPERATIONS         2,090,595         801,600

  CASH  FLOWS  FROM  INVESTING  ACTIVITIES
   CAPITAL  EXPENDITURES   ...................      (468,131)       (456,169)
   MINORITY  INTEREST  CAPITAL  CONTRIBUTION .
        TO  SUBSIDIARY   .....................          --            16,911
   PAYMENT FOR PURCHASE OF PRINTED CIRCUIT BOARD
        OPERATION OF PHILLIPS  ...............          --       (10,150,000)
   PROCEEDS  FROM  SALE  OF  EQUIPMENT  ......          --               325
                                                  ----------      ----------
       NET CASH USED IN INVESTING ACTIVITIES .      (468,131)    (10,588,933)

  CASH  FLOWS  FROM  FINANCING  ACTIVITIES
   NET  BORROWINGS  UNDER  LINE  OF  CREDIT ..    (2,140,735)      1,315,463
   REPURCHASE  OF  COMMON  STOCK   ...........         --           (633,012)
   PROCEEDS  FROM  LONG - TERM  OBLIGATIONS ..     1,500,000      10,426,363
   PAYMENTS  ON  LONG - TERM  OBLIGATIONS ....      (999,676)     (1,297,111)

       NET  CASH  (USED IN)  PROVIDED BY
         FINANCING ACTIVITIES   ..............    (1,640,411)      9,811,703

  EFFECT  OF  FOREIGN  EXCHANGE  RATE  CHANGES        --               5,067
                                                  ----------      ----------
  (DECREASE) INCREASE IN  CASH  ..............       (17,947)         29,437

  CASH  AT  THE  BEGINNING  OF  THE  PERIOD          243,269         294,204
                                                  ----------      ----------
  CASH  AT  THE  END  OF  THE  PERIOD            $   225,322    $    323,641
                                                  ==========      ==========

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

CASH  PAID  DURING  THE   PERIOD  FOR:
   INTEREST   ..............................     $   365,291    $    401,139
   INCOME  TAXES   .........................         110,000         189,227

  THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS

                            CIRCUIT SYSTEMS,  INC.
                               AND  SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. These interim Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company's April 30, 1997 Annual Report and Form 10-K.

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

4. Effective July 28, 1997, the Company, through a recently formed affiliate, Circuit Systems of Tennessee, a Tennessee limited partnership ("CST, LP"), acquired the printed circuit board operation of Philips
     Consumer Electronics Company ("Philips"), a division of Philips Electronics North America Corporation. The acquisition consisted of inventory, machinery and equipment, land and building for an aggregate cost of $10,150,000, including direct costs of acquisition.

          The purchase price was allocated as follow:
               Inventory                $   670,000
               Machinery and equipment    5,480,000
               Building                   3,845,000
               Land                         155,000
                                         ----------
                                      $  10,150,000
                                         ==========
          The purchase was funded through term and mortgage notes with the Company's commercial lender. The acquisition has been accounted for as a purchase and the operations have been included from the effective date of the acquisition. In addition, CST, LP and Philips entered into a printed circuit board ("PCB") purchase agreement in which CST, LP will manufacture and sell to Philips all of its television PCB requirements for North America for a minimum of two years.

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES

                    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
             OF  FINANCIAL  CONDITION  AND RESULTS  OF  OPERATIONS

Note: To the extent any statements in this Form 10-Q may be deemed to be forwardlooking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including those risks and uncertainties set forth in the Company's Annual Report and Form 10-K for the fiscal year ended April 30,1997.

Effective July 28, 1997, the Company, through a recently formed affiliate, Circuit Systems of Tennessee, a Tennessee limited partnership ("CST, LP"), acquired the printed circuit board operation of Philips Consumer Electronics Company ("Philips"), a division of Philips Electronics North America Corporation. The acquisition consisted of inventory, machinery and equipment, land and building for an aggregate cost of $10,150,000, including the direct costs of acquisition. The purchase was funded through term and mortgage notes with the Company's commercial lender. The acquisition has been accounted for as a purchase and the operations have been included from the effective date of the acquisition.

Net sales for the quarter ended July 31, 1997, were $12,923,000, decreasing by 9.9% when compared to $14,335,000 for the same quarter last year. The decrease in sales is primarily due to a general decrease in business activity within the existing customer base. Net sales to three customers accounted for approximately $7,580,000 or 59% for the quarter ended July 31, 1997, compared to three customers representing approximately $6,983,000 or 49% of net sales for the same quarter last year.

Gross profit for the quarter was $639,000 or 4.9% of net sales, compared to $1,957,000 or 13.7% of net sales for the same quarter last year. The lower gross profit is attributed to a reduction in sales for the first quarter which had an adverse effect on covering fixed expenses and continued pressure on pricing. These factors in effect caused expenses to increase as a percentage of sales.

Sales and marketing, and administrative expenses for the quarter were $1,228,000 or 9.5% of net sales, compared to $1,441,000 or 10.1% of net sales for the same quarter last year. The decrease in the expenses as a percentage of net sales is due to a decrease in professional fees and bad debt expense which was offset by administrative expenses related to CST, LP and CSI (India) and an increase in salaries.

Other deductions-net was $185,000 for the current quarter compared to $153,000 for the same quarter last year. The equity in the earnings of SigmaTron decreased to $33,000 for the current quarter compared to $132,000 for the same period last year. This was offset by a decrease in interest expense to $355,000 in the current year from $369,000 (due to decreased borrowings), an increase in rental income to $91,000 from $78,000 and a credit of $28,000 for minority interest in the loss of the Indian subsidiary during the current quarter.

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES

                    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
             OF  FINANCIAL  CONDITION  AND RESULTS  OF  OPERATIONS
                                  (CONTINUED)

The effective income tax rate for the quarter ended July 31, 1997 is 35.1%, compared to the 1996 rate of 38.4%. The lower income tax rate is due to the operating loss in the current quarter and the inability to recognize the tax effects of certain foreign net operating losses.

The net loss and loss per share for the quarter ended July 31, 1997 were $502,000 and $.10, respectively, compared to net earnings and earnings per share of $224,000 and $.04, respectively, for the same period last year.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's financial requirements were met through cash generated from operations and an increase in long-term obligations.

For the quarter ended July 31, 1997, the Philips acquisition of $10,150,000, payments on long-term obligations of $1,297,000, repurchase of the Company's common stock of $633,000 and capital expenditures of $456,000 were funded by cash provided by operations, proceeds from long-term obligations of $10,426,000 and net borrowings on the line of credit of $1,315,000.

The Company renewed its line of credit for $10,000,000, consisting of $6,000,000, which matures August 31, 1999 and $4,000,000, which matures on August 31, 1998.

The Company has purchase commitments as of July 31, 1997 of approximately $2,700,000 for future deliveries of machinery and equipment and $350,000 for building improvements to the 2400 E. Lunt Avenue property. The Company intends to finance such purchases through collateralized borrowing, installment loans and existing cash flow.

The Company's backlog at July 31, 1997, is approximately $18,790,000 which includes approximately $9,066,000 for CST, LP (which is primarily product for Philips) compared to $15,004,000 at July 31, 1996. Backlog represents orders scheduled to be shipped within approximately four months or less. The reliability of backlog as an indicator of future sales varies substantially with makeup of customer orders and the Company's scheduled production and delivery dates.

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES

                        PART  2  -   OTHER  INFORMATION


Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits

            Exhibit 11 - Calculation of Primary and Fully Diluted Per Share
                         Earnings

        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed for the quarter ended July 31, 1997.

                                                               Exhibit  11
                            CIRCUIT  SYSTEMS,  INC.
                              AND   SUBSIDIARIES
                 COMPUTATION  OF   PER  SHARE  EARNINGS (LOSS)


  PRIMARY   EPS                                      THREE  MONTHS  ENDED
                                                  7/31/96           7/31/97
                                                 ----------       ----------
WEIGHTED  AVERAGE  NUMBER  OF  COMMON
SHARES  OUTSTANDING  DURING  THE  PERIOD ...      5,321,973        5,097,843

NET  ADDITIONAL  SHARES  ASSUMING  DILUTIVE
STOCK  OPTIONS  EXERCISED  AND  PROCEEDS
USED  TO  PURCHASE  TREASURY  SHARES  AT
AVERAGE  FAIR  MARKET  VALUE  ..............         63,285           32,594

WEIGHTED  AVERAGE  NUMBER  OF  COMMON  SHARES
AND  COMMON  EQUIVALENT  SHARES  OUTSTANDING      5,385,258        5,130,437
                                                  =========        =========
NET  EARNINGS (LOSS)  ......................    $   224,162       $ (502,286)
                                                  =========        =========
PRIMARY  EARNINGS (LOSS) PER  SHARE ........          $0.04           $(0.10)
                                                  =========        =========

             FULLY  DILUTED  EPS

WEIGHTED  AVERAGE  NUMBER  OF  COMMON
SHARES  OUTSTANDING  DURING  THE  PERIOD ...      5,321,973        5,097,843

NET  ADDITIONAL  SHARES  ASSUMING  DILUTIVE
STOCK  OPTIONS  EXERCISED  AND  PROCEEDS
USED  TO  PURCHASE  TREASURY  SHARES  AT
FAIR  MARKET  VALUE  (OR  AVERAGE  FAIR
MARKET VALUE  IF  HIGHER)  .................         63,285           35,441

WEIGHTED  AVERAGE  NUMBER  OF  COMMON  SHARES
AND  COMMON  EQUIVALENT  SHARES  OUTSTANDING      5,385,258        5,133,284
                                                  =========        =========
NET  EARNINGS (LOSS)  ......................    $   224,162       $ (502,286)
                                                  =========        =========
FULLY  DILUTED  EARNINGS (LOSS) PER  SHARE            $0.04           $(0.10)
                                                  =========        =========

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, registrant's principal financial officer, thereunto duly authorized.





                                                Circuit Systems, Inc.
                                                    (registrant)

                                            \s\ Dilip  S.  Vyas
                                           --------------------------
                                                Dilip  S.  Vyas
                                          (Principal  Financial  Officer)

September  11,  1997