Form 10-Q
period 1997-07-31
CIRCUIT SYSTEMS INC
filed 1997-12-12
CIK 773657

UNITED  STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington,  D.C.    20549

                            Form  10 - Q
(Mark  One)

    X    QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR  15(d) OF THE
  -----  SECURITIES EXCHANGE  ACT  OF  1934.
           For  the  period  ended  October 31,  1997.

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
                                      -----     -----
APPLICABLE ONLY TO CORPORATE ISSUERS:        Indicate  the  number  of  shares
outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 3, 1997 4,877,373.

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

                           CIRCUIT  SYSTEMS,  INC.
                              AND  SUBSIDIARIES
                   CONSOLIDATED CONDENSED  BALANCE  SHEETS
                                (UNAUDITED)

                                            4/30/97        10/31/97
                                          -----------     -----------
     ASSETS
CURRENT  ASSETS
  CASH  AND  CASH  EQUIVALENTS  ........  $   294,204     $   634,573
  ACCOUNTS  RECEIVABLE,  LESS
    ALLOWANCE  OF  $500,000   ..........    6,561,782      12,431,808
  INVENTORIES
    RAW MATERIALS   ....................    2,797,845       2,974,227
    WORK  IN  PROCESS   ................    2,129,627       3,417,282
    FINISHED  GOODS   ..................    1,709,349       2,436,347
                                          -----------      ----------
                                            6,636,821       8,827,856

  DEFERRED  INCOME  TAXES   ............      363,000         363,000
  PREPAID  EXPENSES   ..................      215,674         199,826
                                          -----------      ----------
       TOTAL  CURRENT  ASSETS  .........   14,071,481      22,457,063

INVESTMENT  IN  AFFILIATE    ...........    2,841,193       2,919,681

PROPERTY,  PLANT,  AND  EQUIPMENT  -  AT  COST

  BUILDING  AND  IMPROVEMENTS   ........    9,446,475      13,511,918
  MACHINERY  AND  EQUIPMENT   ..........   33,871,214      40,620,526
  AUTOMOTIVE  EQUIPMENT   ..............       83,796          72,304
                                           ----------      ----------
                                           43,401,485      54,204,748
    LESS  ACCUMULATED  DEPRECIATION        18,442,154      20,601,013
                                           ----------      ----------
                                           24,959,331      33,603,735
  LAND   ...............................    2,814,613       2,981,425
                                           ----------      ----------
                                           27,773,944      36,585,160
OTHER  ASSETS
  DEPOSITS  AND  SUNDRY   ..............    1,071,481       1,187,435
                                           ----------      ----------
                                          $45,758,099     $63,149,339
                                           ==========      ==========

    LIABILITIES  AND  SHAREHOLDERS'  EQUITY
CURRENT  LIABILITIES
  CURRENT MATURITIES OF L/T OBLIGATIONS   $ 4,662,289     $ 6,085,455
  ACCOUNTS  PAYABLE   ..................    4,095,791       6,450,162
  ACCRUED  LIABILITIES   ...............    1,193,969       1,154,960
  INCOME  TAXES  PAYABLE   .............      384,745         350,000
                                           ----------      ----------
       TOTAL  CURRENT  LIABILITIES         10,336,794      14,040,577

LONG - TERM  OBLIGATIONS   .............   10,640,363      25,798,602
DEFERRED  INCOME  TAXES   ..............    1,848,000       1,784,000
MINORITY INTEREST   ....................      471,246         432,101

SHAREHOLDERS'  EQUITY
  COMMON  STOCK   ......................    2,882,322       2,773,037
  RETAINED  EARNINGS   .................   19,596,240      18,344,172
  CUMULATIVE FOREIGN CURRENCY
    TRANSLATION ADJUSTMENT   ...........      (16,866)        (23,150)
                                           ----------      ----------
                                           22,461,696      21,094,059
                                           ----------      ----------
                                          $45,758,099     $63,149,339
                                           ==========      ==========

 THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS

                            CIRCUIT  SYSTEMS,  INC.
                              AND  SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                              THREE MONTHS ENDED        SIX  MONTHS  ENDED
                             10/31/96     10/31/97     10/31/96     10/31/97
                            ----------   ----------   ----------   ----------
NET  SALES  .............. $18,399,817  $20,473,136  $32,735,227  $33,395,754

COST OF GOODS SOLD  ......  16,326,328   18,242,125   28,704,849   30,525,683
                            ----------   ----------   ----------   ----------
    GROSS PROFIT .........   2,073,489    2,231,011    4,030,378    2,870,071

SALES & MARKETING EXPENSES     864,119      729,079    1,553,793    1,369,168
ADMINISTRATIVE  EXPENSES ..    656,692      645,503    1,407,533    1,233,858
                            ----------   ----------   ----------   ----------
                             1,520,811    1,374,582    2,961,326    2,603,026

    OPERATING INCOME  .....    552,678      856,429    1,069,052      267,045

OTHER (INCOME) DEDUCTIONS
   INTEREST EXPENSE  ......    391,863      661,164      760,508    1,016,157
   GAIN ON SALE OF EQUIPMENT     ---           (325)       ---           (325)
   EQUITY IN  EARNINGS  OF
    UNCONSOLIDATED AFFILIATE  (261,810)     (45,960)    (393,658)     (78,488)
   MINORITY INTEREST IN LOSS
      OF SUBSIDIARY   ......     ---        (22,817)       ---        (51,192)
   RENTAL INCOME   .........   (78,600)    (118,460)    (156,600)    (209,320)
   SUNDRY   ................   (17,919)      (1,827)     (24,104)     (20,155)
                             ---------   ----------    ---------    ---------
                                33,534      471,775      186,146      656,677
     EARNINGS (LOSS) BEFORE
            INCOME TAXES       519,144      384,654      882,906     (389,632)

   INCOME  TAXES  .........    199,400      168,000      339,000     (104,000)
                             ---------   ----------    ----------   ---------
    NET EARNINGS (LOSS) ... $  319,744  $   216,654   $   543,906  $ (285,632)
                             =========   ==========    ==========   =========

PER  SHARE  DATA
 NET EARNINGS (LOSS) PER SHARE   $0.06        $0.04         $0.10      ($0.06)

 WEIGHTED AVERAGE NUMBER OF
    SHARES  OUTSTANDING      5,357,977    5,045,038     5,371,141   5,088,115

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (UNAUDITED)

                                                     SIX  MONTHS  ENDED
                                                   10/31/96        10/31/97
                                                 -----------     -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

 NET  EARNINGS   (LOSS)   ....................   $   543,906   $    (502,286)

 ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
   DEPRECIATION   ............................     1,860,000         979,320
   GAIN  ON  SALE  OF  EQUIPMENT  ............          --              (325)
   MINORITY  INTEREST  IN  LOSS  OF  SUBSIDIARY         --           (51,192)
   DEFERRED  INCOME  TAXES   .................        48,000         (64,000)
   EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE   (393,658)        (78,488)

 CHANGES  IN  ASSETS  AND  LIABILITIES,
   NET OF EFFECTS FROM ACQUISITION
   ACCOUNTS  RECEIVABLE   ....................    (2,207,669)     (5,870,026)
   INVENTORIES   .............................      (174,165)     (1,521,035)
   PREPAID  EXPENSES   .......................        35,095          15,848
   OTHER  ASSETS   ...........................        32,202        (115,954)
   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES    2,380,225       2,280,617
                                                  ----------      ----------
       TOTAL  ADJUSTMENTS  ...................     1,580,030      (3,238,496)
                                                  ----------      ----------
 NET CASH PROVIDED BY (USED IN) OPERATIONS         2,123,936      (3,524,128)

  CASH  FLOWS  FROM  INVESTING  ACTIVITIES
   CAPITAL  EXPENDITURES   ...................    (2,008,880)     (1,497,275)
   MINORITY  INTEREST  CAPITAL  CONTRIBUTION .
        TO  SUBSIDIARY   .....................          --            12,047
   PAYMENT FOR PURCHASE OF PRINTED CIRCUIT BOARD
        OPERATION OF PHILLIPS  ...............          --       (10,150,000)
   PROCEEDS  FROM  SALE  OF  EQUIPMENT  ......          --               325
                                                  ----------      ----------
       NET CASH USED IN INVESTING ACTIVITIES .    (2,008,880)    (10,588,933)

  CASH  FLOWS  FROM  FINANCING  ACTIVITIES
   NET  BORROWINGS  UNDER  LINE  OF  CREDIT ..       264,335       8,331,778
   REPURCHASE  OF  COMMON  STOCK   ...........         --         (1,075,721)
   PROCEEDS  FROM  LONG - TERM  OBLIGATIONS ..     1,500,000      10,898,632
   PAYMENTS  ON  LONG - TERM  OBLIGATIONS ....    (1,819,705)     (2,649,005)
                                                   ---------       ---------
       NET  CASH  (USED IN)  PROVIDED BY
         FINANCING ACTIVITIES   ..............       (55,370)     15,505,684

  EFFECT  OF  FOREIGN  EXCHANGE  RATE  CHANGES         --             (6,284)
                                                  ----------      ----------
  (DECREASE) INCREASE IN  CASH  ..............        59,686         340,369

  CASH  AT  THE  BEGINNING  OF  THE  PERIOD          243,269         294,204
                                                  ----------      ----------
  CASH  AT  THE  END  OF  THE  PERIOD            $   302,955    $    634,573
                                                  ==========      ==========

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:
  CASH  PAID  DURING  THE   PERIOD  FOR:
      INTEREST   .............................   $   722,472    $  1,001,514
      INCOME  TAXES   ........................       465,000         320,227

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

             The purchase price was allocated as follow:
                 Inventory                            $670,000
                 Machinery and equipment             5,480,000
                 Building                            3,845,000
                 Land                                  155,000
                                                    ----------
                                                 $  10,150,000
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

   5. Effective November 24, 1997, the Company acquired certain of the PCB assets of Zenith Electronics Corporation ("Zenith") for $625,000, which was funded by a secured installment note with the Company's commercial lender. The Company intends to move necessary equipment into its existing Elk Grove Village, Illinois and Greeneville, Tennessee facilities.

        In addition, the Company and Zenith entered into PCB purchase agreement whereby the Company will supply Zenith with 100% of the PCB's which were previously produced by Zenith's Kostner Avenue, Chicago facility & a minimum of 50% of any newly designed PCB's for a period of two years, subject to competitive pricing requirements.

                        CIRCUIT  SYSTEMS,  INC.
                          AND  SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
        OF  FINANCIAL  CONDITION  AND  RESULTS  OF OPERATIONS

   Note: To the extent any statements in this Form 10-Q may be deemed to be forwardlooking, such statements should be evaluated in the context of the risks and uncertainties inherent in the Company's business, including those risks and uncertainties set forth in the Company's Annual Report and Form 10-K for the fiscal year ended April 30, 1997.

   Effective July 28, 1997, the Company, through a recently formed affiliate, Circuit Systems of Tennessee, a Tennessee limited partnership ("CST, LP"), acquired the printed circuit board operation of Philips Consumer Electronics Company ("Philips"), a division of Philips Electronics North America Corporation. The acquisition consisted of inventory, machinery and equipment, land and building for an aggregate cost of $10,150,000, including the direct costs of acquisition. The purchase was funded through term and mortgage notes with the Company's commercial lender. The acquisition has been accounted for as a purchase and the results of operations have been included from the effective date of the acquisition.

   Reference to "Circuit Systems" in this discussion relates to Illinois operations only.

   The net  sales  for the  quarter  ended October  31,  1997  were
   $20,473,000, increasing by 11% from $18,400,000 for the same quarter last year. The increase in sales is due to the inclusion of CST, LP and Circuit Systems (India) Limited ("CSIL") which were $5,992,000 and $105,000, respectively. Circuit Systems' sales accounted for $14,376,000 or a decrease of 22% when compared to $18,400,000 for the same quarter last year. Net sales to five individual customers accounted for approximately 78%, of which SigmaTron International, Inc. ("SigmaTron") and Philips accounted for 8% and 24%, respectively compared to the same period last year in which three customers including SigmaTron accounted for approximately 59% of net sales. The gross profit for the quarter was $2,231,000 or 10.9% of net sales, compared to $2,073,000 or 11.3% of net sales for the same quarter last year. Circuit Systems and CST, LP had a gross profit of 6.9% and 21.0%, respectively, while CSIL had a gross deficit of 13.1%. The lower gross profit is attributed to very competitive pricing, lower sales volume and operating inefficiencies at Circuit Systems. In addition, a reduction in sales for Circuit Systems prevented the Company from covering fixed expenses associated with the overall increase in production equipment/capacity, as well as the start-up of CSIL. These factors in effect caused expenses to increase as a percentage of sales.

                       CIRCUIT  SYSTEMS,  INC.
                          AND  SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
        OF  FINANCIAL  CONDITION  AND  RESULTS  OF OPERATIONS
                           ( CONTINUED )

   The net sales for the six months ended October 31, 1997 were $33,396,000, increasing by 2% from $32,735,000 for the same period last year. The increase in sales is due to the inclusion of CST, LP and CSIL, which were $6,262,000 and $173,000, respectively. Circuit Systems' sales accounted for $26,961,000 or a decrease of 18% when compared to $32,735,000 for the same period last year. Net sales to four individual customers accounted for approximately 66%, of which SigmaTron and Philips accounted for 9% and 14%, respectively, compared to the same period last year in which three customers including SigmaTron accounted for approximately 55% of net sales. The gross profit for the six months ended October 31, 1997 was $2,870,000 or 8.6% of net sales, compared to $4,030,000 or 12.3% of net sales for the same period in the prior year. Circuit Systems and CST, LP had a gross profit of 6.0% and 20.6%, respectively, while CSIL had a gross deficit of 21.0%. The gross profit for the Company was affected by the same factors as noted above.

   Sales and marketing, and administrative expenses for the three and six months ended October 31, 1997, were $1,375,000 or 6.7% of net sales and $2,603,000 or 7.8% of net sales, respectively, compared to $1,521,000 or 8.3% of net sales and $2,961,000 or 9.0% of net sales, respectively, for the same periods last year. The decrease in the expenses as a percentage of net sales is
   due  to  current  CST,  LP   current customer base sales is  not
   subject to commissions, and a decrease in professional fees and bad debt expense. These were partly offset by administrative expenses related to CSIL and an increase in salaries.

   Other deductions-net for the three and six months ended October 31, 1997, were $472,000 and $657,000, respectively, compared to $34,000 and $186,000, respectively, for the same periods in the prior year. Interest expense increased to $661,000 and $1,016,000, respectively, in 1997, compared to $392,000 and $761,000, respectively, for the same periods last year. The increase is due to CST, LP's debt load and increased borrowings under the line-of-credit. Rental income increased to $118,000 and $209,000 for the three and six months ended October 31, 1997, compared to $79,000 and $157,000, respectively for the same periods last year. The increase is due to renting additional space at the 2450 E. Lunt location. The equity in the net earnings of the unconsolidated affiliate, SigmaTron, decreased to $46,000 and $78,000 for the three and six months ended October 31, 1997, compared to $262,000 and $394,000, respectively, for the same periods last year. The decrease of SigmaTron's net earnings for the current year is due to a decline in revenues from the current customer base.

   The effective income tax rate for the six months ended October 31, 1997 is (26.7)%, compared to the 1996 rate of 38.4%. The lower effective tax rate is due to the inability to recognize the tax effects of certain foreign net operating losses.

                       CIRCUIT  SYSTEMS,  INC.
                          AND  SUBSIDIARIES

               MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
        OF FINANCIAL CONDITION & RESULTS OF OPERATIONS (CONTINUED)

   The net earnings and earnings per share for the three months ended October 31, 1997, were $217,000 or $.04, while the six months ended October 31, 1997 reflected a net loss and loss per share of $286,000 or $.06 compared to net earnings and earnings per share of $320,000 or $.06 and $544,000 or $.10 for the three and six month periods in the prior year.

   LIQUIDITY  AND  CAPITAL  RESOURCES

   The  Company's  financial  requirements  were  met  through   an
   increase in long-term obligations and borrowings under the line of credit.

   For the six months ended October 31, 1997, the cost of the Philips acquisition of $10,150,000, increase in accounts receivable of $5,870,000, payments on long-term obligations of $2,649,000, increase in inventories of $1,521,000, capital expenditures of $1,497,000 and the repurchase of Company stock of $1,076,000 were funded by proceeds from long-term obligations of $10,899,000, net borrowings on the line of credit of $8,332,000 and the increase in accounts payable and accrued liabilities of $2,281,000.

   The Company has purchase commitments as of October 31, 1997 of approximately $2,300,000 for future deliveries of machinery and equipment and $350,000 for building improvements to the 2400 E. Lunt Avenue property. The Company intends to finance such purchases through collateralized borrowing, installment loans and existing cash flow.

   Effective November 24, 1997, the Company acquired certain of the PCB assets of Zenith Electronics Corporation ("Zenith") for $625,000, which was funded by a secured installment note with the Company's commercial lender. The Company intends to move
   necessary  equipment  into  its  existing  Elk  Grove   Village,
   Illinois and Greeneville,  Tennessee facilities.   In  addition,
   the Company entered into a PCB purchase agreement whereby the Company will supply Zenith with 100% of the PCB's which were previously produced by Zenith's Kostner Avenue, Chicago facility and a minimum of 50% of any newly designed PCB's for a period of
   two years, subject to competitive pricing requirements.   From
   November through December 3, 1997, the Company repurchased 87,000 of its common stock for $404,000.

   The Company's backlog at October 31, 1997, is approximately $18,615,000 which includes approximately $6,230,000 for CST, LP (which is primarily product for Philips) compared to $14,136,000 at October 31, 1996. CST, LP backlog represents orders scheduled to be shipped within approximately six months while CSI backlog is scheduled to be shipped in four months or less. The reliability of backlog as an indicator of future sales varies substantially with makeup of customer orders and the Company's scheduled production and delivery dates.

                       CIRCUIT  SYSTEMS,  INC.
                          AND  SUBSIDIARIES

                   PART  2  -   OTHER  INFORMATION


   Item  6.    Exhibits and reports on Form 8-K

               (a)  Exhibits

                    Exhibit 11 -  Calculation of Primary and Fully
                                    Diluted Per Share Earnings (Loss)

               (b)  Reports on Form 8-K

                    Form 8-K filed August 8, 1997, regarding the acquisition of the printed circuit board manufacturing operation of Philips Consumer Electronics Company, a division of Philips North America Operation.

                    Form 8-K/A filed October 6, 1997, amending the 8-K filed on August 8, 1997.

    Exhibit  11
                       CIRCUIT  SYSTEMS,  INC.
                         AND   SUBSIDIARIES
               COMPUTATION  OF   PER  SHARE  EARNINGS (LOSS)


                                      THREE MONTHS ENDED     SIX MONTHS ENDED
    PRIMARY   EPS                     10/31/96   10/31/97   10/31/96  10/31/97
                                    ---------- ----------  ---------  --------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
DURING THE PERIOD                   5,321,973  5,015,741  5,321,973  5,056,792

NET ADDITIONAL SHARES ASSUMING
DILUTIVE STOCK OPTIONS EXERCISED &
PROCEEDS USED TO PURCHASE TREASURY
SHARES AT AVERAGE FAIR MARKET VALUE    36,004     29,297     49,168     31,323
                                    ---------   --------   --------  ---------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES & COMMON EQUIVALENT
SHARES OUTSTANDING                  5,357,977  5,045,038  5,371,141  5,088,115
                                    =========  =========  =========  =========
NET EARNINGS (LOSS)  ............. $  319,774  $ 216,654 $  543,906 $(285,632)
                                    =========  =========  =========  =========
PRIMARY EARNINGS (LOSS) PER SHARE       $0.06      $0.04      $0.10    ($0.06)
                                    =========  =========  =========  =========

     FULLY  DILUTED  EPS

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
DURING THE PERIOD                   5,321,973  5,015,741  5,321,973  5,056,792

NET ADDITIONAL SHARES ASSUMING
DILUTIVE STOCK OPTIONS EXERCISED &
PROCEEDS USED TO PURCHASE TREASURY
SHARES AT FAIR MARKET VALUE (OR
AVERAGE FAIR MARKET VALUE
IF HIGHER)                             36,004     29,297     49,168     31,323
                                    ---------   --------   --------  ---------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES & COMMON EQUIVALENT
SHARES OUTSTANDING                  5,357,977  5,045,038  5,371,141  5,088,115
                                    =========  =========  =========  =========
NET EARNINGS (LOSS)  ............. $  319,774  $ 216,654 $  543,906 $(285,632)
                                    =========  =========  =========  =========
PRIMARY EARNINGS (LOSS) PER SHARE       $0.06      $0.04      $0.10    ($0.06)
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


                                                  Circuit Systems, Inc.
                                                     (registrant)

                                                     Dilip  S. Vyas
                                                  ----------------------
                                                     Dilip  S. Vyas

                                              (Principal Financial Officer)


   December  11, 1997