Form 10-Q
period 1997-07-31
CIRCUIT SYSTEMS INC
filed 1998-03-13
CIK 773657

UNITED  STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington,  D.C.    20549

                            Form  10 - Q
(Mark  One)

    X    QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR  15(d) OF THE
  -----  SECURITIES EXCHANGE  ACT  OF  1934.
           For  the  period  ended  January 31,  1998.

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
                                      -----     -----
APPLICABLE ONLY TO CORPORATE ISSUERS:        Indicate  the  number  of  shares
outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 1998 4,577,173.

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES

                                     INDEX


                                                                     Page
                                                                    Number
PART   I.              FINANCIAL  INFORMATION

     1.  Financial  Statements

           Consolidated Condensed Balance Sheets  ..................   3

           Consolidated Condensed Statements of Operations  ........   4

           Consolidated Condensed Statement of Cash Flows  .........   5

           Notes to Consolidated Condensed Financial Statements  ...   6

     2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations   .............................   9

     3.  Quantitative and Qualitative Disclosurers about
           Market Risks   ..........................................  10

PART  II.  OTHER  INFORMATION

         Item  6.    Exhibits and Reports on Form 8-K  .............   11

                           CIRCUIT  SYSTEMS,  INC.
                              AND  SUBSIDIARIES
                   CONSOLIDATED CONDENSED  BALANCE  SHEETS
                                (UNAUDITED)

                                            4/30/97         1/31/98
                                          -----------     -----------
     ASSETS
CURRENT ASSETS
    CASH  AND  CASH  EQUIVALENTS  ....    $   294,204     $   936,326
    ACCOUNTS  RECEIVABLE,  LESS
      ALLOWANCE  OF  $500,000   ......      6,561,782      10,759,205
    INVENTORIES
      RAW MATERIALS   ................      2,797,845       3,400,816
      WORK  IN  PROCESS   ............      2,129,627       2,530,536
      FINISHED  GOODS   ..............      1,709,349       2,957,347
                                           ----------      ----------
                                            6,636,821       8,888,699

    DEFERRED  INCOME  TAXES   ........        363,000         363,000
    PREPAID  EXPENSES   ..............        215,674         324,292
                                           ----------      ----------
      TOTAL  CURRENT  ASSETS   .......     14,071,481      21,271,522

   INVESTMENT  IN  AFFILIATE  ........      2,841,193       2,921,484

   PROPERTY,PLANT,& EQUIPMENT - AT COST
    BUILDING  AND  IMPROVEMENTS   ....      9,446,475      13,642,219
    MACHINERY  AND  EQUIPMENT   ......     33,871,214      41,461,246
    AUTOMOTIVE  EQUIPMENT   ..........         83,796          71,889
                                           ----------      ----------
                                           43,401,485      55,175,354
      LESS  ACCUMULATED  DEPRECIATION      18,442,154      21,800,816
                                           ----------      ----------
                                           24,959,331      33,374,538
    LAND   ...........................      2,814,613       2,975,672
                                           ----------      ----------
                                           27,773,944      36,350,210
   OTHER  ASSETS
    DEPOSITS  AND  SUNDRY   ..........      1,071,481       1,310,631
                                           ----------      ----------
                                          $45,758,099     $61,853,847
                                           ==========      ==========
  LIABILITIES & SHAREHOLDERS'  EQUITY
CURRENT  LIABILITIES
  CURRENT MATURITIES OF L/T OBLIGATIONS   $ 4,662,289     $ 6,234,632
    ACCOUNTS  PAYABLE   ..............      4,095,791       6,620,032
    ACCRUED  LIABILITIES   ...........      1,193,969       1,559,206
    INCOME  TAXES  PAYABLE   .........        384,745           ---
                                           ----------      ----------
         TOTAL  CURRENT  LIABILITIES       10,336,794      14,413,870

   LONG - TERM  OBLIGATIONS  .........     10,640,363      26,195,717
   DEFERRED  INCOME  TAXES  ..........      1,848,000       1,775,000
   MINORITY  INTEREST  ...............        471,246         409,657

   SHAREHOLDERS'  EQUITY
    COMMON  STOCK   ..................      2,882,322       2,554,578
    RETAINED  EARNINGS   .............     19,596,240      16,556,268
    CUMULATIVE  FOREIGN CURRENCY
      TRANSLATION  ADJUSTMENT   ......        (16,866)        (51,243)
                                           ----------      ----------
                                           22,461,696      19,059,603
                                           ----------      ----------
                                          $45,758,099     $61,853,847
                                           ==========      ==========

 THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS

                            CIRCUIT  SYSTEMS,  INC.
                              AND  SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                              THREE MONTHS ENDED        NINE  MONTHS  ENDED
                              1/31/97      1/31/98      1/31/97      1/31/98
                            ----------   ----------   ----------   ----------
NET SALES  ..............  $16,623,829  $18,833,070  $49,359,056  $52,228,824

COST  OF  GOODS  SOLD ...   13,795,611   17,311,165   42,500,460   47,836,848
                            ----------   ----------   ----------   ----------
    GROSS  PROFIT   .....    2,828,218    1,521,905    6,858,596    4,391,976

SALES & MARKETING EXPENSES     896,327      675,658    2,450,120    2,044,826
ADMINISTRATIVE  EXPENSES       586,266      638,196    1,993,799    1,872,054
                            ----------   ----------   ----------   ----------
                             1,482,593    1,313,854    4,443,919    3,916,880

    OPERATING INCOME .....   1,345,625      208,051    2,414,677      475,096

 OTHER (INCOME) DEDUCTIONS
INTEREST  EXPENSE   .....      405,000      679,202    1,165,508    1,695,359
INTEREST  RECEIVED   ....         ---        (2,785)       ---         (8,894)
GAIN ON SALE OF EQUIPMENT         ---          ---         ---           (325)
EQUITY IN  EARNINGS  OF
  UNCONSOLIDATED AFFILIATE    (150,373)      (1,803)    (544,031)     (80,291)
RENTAL  INCOME   ........      (91,160)    (100,460)    (247,760)    (309,780)
MINORITY INTEREST IN LOSS
  OF SUBSIDIARY..........         ---       (10,404)        ---       (61,596)
SUNDRY   ................      (27,408)      24,340      (51,512)      10,294
                            ----------   ----------   ----------   ----------
                               136,059      588,090      322,205    1,244,767
                            ----------   ----------   ----------   ----------
EARNINGS/(LOSS) BEFORE
 INCOME TAXES                1,209,566     (380,039)   2,092,472     (769,671)

   INCOME  TAXES (BENEFIT)     464,000     (131,000)     803,000     (235,000)
                            ----------   ----------   ----------   ----------
    NET EARNINGS (LOSS) .  $   745,566  $  (249,039) $ 1,289,472  $  (534,671)
                            ==========   ==========   ==========   ==========
   PER SHARE DATA

EARNINGS (LOSS) PER
 COMMON SHARE                    $0.14       ($0.05)       $0.24       ($0.11)

EARNINGS (LOSS) PER COMMON SHARE
  -ASSUMING DILUTION-DILUTED     $0.14       ($0.05)       $0.24       ($0.11)

 THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS

                             CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (UNAUDITED)

                                                     NINE  MONTHS  ENDED
                                                    1/31/97        1/31/98
                                                 -----------     -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

 NET  EARNINGS  (LOSS)    ...................... $ 1,289,472   $    (534,671)

 ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS)
  TO NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
   DEPRECIATION   ...............................  2,790,000       3,365,862
   GAIN ON SALE OF PROPERTY & EQUIPMENT  ........     ---               (325)
   DEFERRED  INCOME  TAXES   ....................    113,000         (73,000)
   EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE   (544,031)        (80,291)
     MINORITY INTEREST  IN  LOSS OF  SUBSIDIARY       ---            (61,596)

 CHANGES IN ASSETS AND LIABILITIES, NET OF
   EFFECT OF ACQUISITION
      ACCOUNTS  RECEIVABLE   ....................    495,197      (4,197,423)
      INVENTORIES   .............................   (745,869)     (1,601,878)
      PREPAID  EXPENSES   .......................    (31,654)       (108,618)
      OTHER  ASSETS   ...........................    505,074        (239,150)
      ACCOUNTS PAYABLE & ACCRUED LIABILITIES ....  1,291,687       2,504,733
                                                  ----------     -----------
         TOTAL  ADJUSTMENTS   ...................  3,873,404        (491,686)

       NET CASH PROVIDED BY (USED IN) OPERATIONS   5,162,876      (1,026,357)

CASH FLOWS FROM INVESTING ACTIVITIES
   CAPITAL  EXPENDITURES   ...................... (2,353,355)     (2,442,128)
   INVESTMENT IN CIRCUIT SYSTEMS (INDIA) LIMITED  (1,000,000)         ---
   PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT         ---                325
   MINORITY INTEREST CAPITAL CONTRIBUTION
     TO SUBSIDIARY   ............................     ---                  7
   PAYMENT FOR PURCHASE OF PRINTED CIRCUIT
     BOARD OPERATIONS OF  PHILIPS  ..............     ---        (10,150,000)
                                                  ----------     -----------
         NET CASH USED IN INVESTING ACTIVITIES    (3,353,355)    (12,591,796)

CASH FLOWS FROM FINANCING ACTIVITIES
   NET (PAYMENTS) BORROWINGS UNDER LINE OF CREDIT   (63,879)       9,648,118
      ACQUISITION  OF  STOCK   ..................   (30,625)      (2,833,045)
      PROCEEDS  FROM  LONG - TERM  OBLIGATIONS    1,500,000       11,249,198
      PAYMENTS  ON  LONG - TERM  OBLIGATIONS     (3,152,375)      (3,769,619)

         NET  CASH  (USED  IN)  PROVIDED  BY     -----------     -----------
             FINANCING  ACTIVITIES  ..           (1,746,879)      14,294,652

        EFFECT OF FOREIGN EXCHANGE RATES CHANGES      ---            (34,377)
                                                 -----------     -----------


    INCREASE  IN  CASH   .......................      62,642         642,122

    CASH  AT  THE  BEGINNING  OF  THE  PERIOD        243,269         294,204
                                                  ----------     -----------
    CASH  AT  THE  END  OF  THE  PERIOD          $   305,911    $    936,326
                                                  ==========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    CASH  PAID  DURING  THE   PERIOD  FOR:
      INTEREST   ................................ $1,160,237     $1,674,472
      INCOME  TAXES   ...........................    465,000        350,727

SUPPLEMENTAL SCHEDULE OF NON - CASH INVESTING
   AND  FINANCING  ACTIVITIES:
      CAPITAL  LEASES  FOR  NEW  EQUIPMENT  ..... $1,207,500     $   ---


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

   4. Effective July 28, 1997, the Company, through its affiliate, Circuit Systems of Tennessee, a Tennessee limited partnership ("CST, LP"), acquired the printed circuit board operation of Philips Consumer Electronics Company ("Philips"), a division of Philips Electronics North America Corporation. The acquisition consisted of inventory, machinery and equipment, land and building for an aggregate cost of $10,150,000, including direct costs of acquisition.

             The purchase price was allocated as follow:
                 Inventory              $    670,000
                 Machinery and equipment   5,480,000
                 Building                  3,845,000
                 Land                        155,000
                                         -----------
                                        $ 10,150,000
                                         ===========

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

   5.  Effective November 24, 1997, the  Company acquired certain of the
       PCB assets  of  Zenith Electronics   Corporation  ("Zenith")  for

       $625,000, which was funded by a secured installment note with the Company's commercial lender. The Company brought some equipment into its existing Elk Grove Village, Illinois and Greeneville, Tennessee facilities for use. During February 1998, the Company sold certain of the remaining equipment as well as certain equipment previously used in operations for approximately $550,000, net of expenses. The actual gain/loss on the sale has not yet been determined.

       In addition, the Company and Zenith entered into a PCB purchase agreement whereby the Company will supply Zenith with 100% of the PCB's which were previously produced by Zenith's Kostner's Avenue, Chicago facility and a minimum of 50% of any newly designed PCB's for a period of two years, subject to competitive pricing requirements.

   6. Effective with the quarter ended January 31, 1998, the Company has adopted the provisions of Statements of Financial Accounting Standards No. 128 - Earnings per Share, which requires companies to present basic earnings per share and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. In accordance with the Statement, all prior periods have been restated.

       The following table illustrates a reconciliation of the basic and diluted earnings per share calculations:

                                 THREE MONTHS ENDED        SIX  MONTHS  ENDED
                                       1/31/97                   1/31/97
                               ----------------------    --------------------
Net Earnings                             $    745,566             $ 1,289,472
                                         ============              ==========
                                          Per  share              Per  share
                               Shares       amount        Shares     amount
                               ---------  -----------    --------- ----------
Basic Earnings per share       5,318,495    $    0.14    5,320,814   $   0.24
Effect of dilutive securities:
      Stock Options               20,809          --        39,335        --
                               ---------  -----------    --------- ----------
 Diluted Earnings per share    5,339,304    $    0.14    5,360,149   $   0.24
                               =========  ===========    ========= ==========

                                 THREE MONTHS ENDED        SIX  MONTHS  ENDED
                                       1/31/97                   1/31/97
                               ----------------------    --------------------
Net Loss                             $       (249,039)            $  (534,671)
                                         ============              ==========
                                          Per  share               Per  share
                               Shares       amount        Shares      amount
                               ---------  -----------    --------- ----------
Basic Earnings per share       5,015,741    $   (0.05)   5,056,792   $  (0.11)
Effect of dilutive securities:
      Stock Options               N/A         N/A           N/A        N/A
                               ---------  -----------    --------- ----------
 Diluted Earnings per share    5,015,741    $   (0.05)   5,056,792   $  (0.11)
                               =========  ===========    ========= ==========

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

  Effective July 28, 1997, the Company, through its affiliate, Circuit Systems of Tennessee, a Tennessee limited partnership ("CST, LP"), acquired the printed circuit board operation of Philips Consumer Electronics Company ("Philips"), a division of Philips Electronics North America Corporation. The acquisition consisted of inventory, machinery and equipment, land and building for an aggregate cost of $10,150,000, including the direct costs of acquisition. The purchase was funded through term and mortgage notes with the Company's commercial lender. The acquisition has been accounted for as a purchase and the results of operations have been included from the effective date of the acquisition.

  Reference to "Circuit Systems" in this discussion relates to Illinois operations only.

  The net sales for the quarter ended January 31, 1998 were $18,833,000, increasing by 13% from $16,624,000 for the same quarter last year. The increase in sales is due to inclusion of CST, LP and Circuit Systems (India) Limited ("CSIL") which represented net sales of $4,685,000 and $256,000, respectively. Circuit Systems' sales accounted for $14,162,000 or a decrease of 15% when compared to $16,624,000 for the same quarter last year. Circuit Systems' sales have decreased due to a softening of demand within the current customer base. Net sales to four individual customers accounted for approximately 62%, of which SigmaTron International, Inc. ("SigmaTron") and Philips accounted for 8% and 17%, respectively. compared to the same period last year in which three customers including SigmaTron accounted for approximately 59% of net sales. The gross profit for the quarter was $1,522,000 or 8.1% of net sales, compared to $2,828,000 or 17.0% of net sales for the same quarter last year. Circuit Systems, CST, LP and CSIL had a gross profit of 8.8%, 5.6%, and 16.7%, respectively. The lower gross profit is attributed to competitive pricing, lower sales volume and operating inefficiencies at Circuit Systems as well as lower sales volume from CST, LP, for the three months ended January 31, 1998. The reduction in sales effected the Company's ability to cover fixed expenses associated with the overall increase in production equipment/capacity, which caused the decreased gross profit margin.

  The net sales for the nine months ended January 31, 1998 were $52,229,000, increasing by 6% from $49,359,000 for the same period last year. The increase in sales is due to inclusion of CST, LP and CSIL, which represented net sales of $10,677,000 and $429,000, respectively. Circuit Systems' sales accounted for $41,123,000 or a decrease of 17% when compared to $49,359,000 for the same period last year. Net sales to four individual customers accounted for approximately 63%, of which SigmaTron and Philips accounted for 8% and 15%, respectively, compared to the same period last year in which three customers including SigmaTron accounted for approximately 56% of net sales. The gross profit for the nine months ended January 31, 1998 was $4,392,000 or 8.4% of net sales, compared to $6,859,000 or 13.9% of net sales for the same period in the prior year. Circuit Systems, CST, LP, and CSIL had a gross profit of 7.0%, 14.3%, and 1.7%, respectively. The decrease in Circuit Systems sales and gross profit were based on the factors noted in the quarterly discussion.

  Sales and marketing, and administrative expenses for the three and nine months ended January 31, 1998, were $1,314,000 or 7.0% of net sales and $3,917,000 or 7.5% of net sales, respectively, compared to $1,483,000 or 8.9% of net sales and $4,444,000 or 9.0% of net sales, respectively, for the same periods last year. The decrease in the expenses as a percentage of net sales is primarily due to Philips sales not being subject to commissions, and a decrease in professional fees and bad debt expense. These were partly offset by administrative expenses related to the start-up of CSIL and CST, LP, salaries.

  Other deductions-net for the three and nine months ended January 31, 1998, were $588,000 and $1,245,000, respectively, compared to $136,000 and $322,000, respectively, for the same periods in the prior year. Interest expense increased to $679,000 and $1,695,000, respectively, in 1998, compared to $405,000 and $1,166,000, respectively, for the same periods last year. The increase is due to the Philip's acquisition and increased borrowings under the line-of-credit. Rental income increased to $100,000 and $310,000 for the three and nine months ended January 31, 1998, compared to $91,000 and
  $248,000, respectively for the same periods last year. The increase is due to renting additional space at the 2450 E. Lunt location. The equity in the net earnings of the unconsolidated affiliate, SigmaTron, decreased to $2,000 and $80,000 for the three and nine months ended January 31, 1998, compared to $150,000 and $544,000, respectively, for the same periods last year. SigmaTron's net sales for the nine months ended January 31, 1998 decreased to $65,534,000 from $70,087,000 for the comparable 1997 period due to a softer demand from some of its key customers. The gross profit and net earnings were negatively impacted due to the decrease in net sales, product mix and an increase in
  manufacturing   overhead   cost associated with increasing capacity.

  The effective income tax rate for the nine months ended January 31, 1998 is (30.5)%, compared to 38.4% for the same period last year. The lower effective tax rate is due to the inability to recognize the tax effects of certain foreign net operating losses.

  The net loss and diluted loss per share for the three and nine months ended January 31, 1998, were $249,000 or $.05, and $535,000 or $.11, respectively, compared to net earnings and diluted earnings per share of $746,000 or $.14 and $1,289,000 or $.24, respectively, for the three and nine months ended in the prior year.

  LIQUIDITY  AND  CAPITAL  RESOURCES

  On November 24, 1997, the Company acquired certain of the PCB assets of Zenith Electronics Corporation ("Zenith") for $625,000, which was funded by a secured installment note with the Company's commercial lender. The Company brought some equipment into its existing Elk Grove Village, Illinois and Greeneville, Tennessee facilities for use. During February 1998, the Company sold certain of the remaining equipment as
  well  as  certain   equipment  previously  used   in  operations   for
  approximately $550,000, net of expenses. The actual gain/loss on the sale had not yet been determined. In addition, the Company entered into a printed circuit board purchase agreement whereby the Company will supply Zenith with 100% of the PCB's which were previously produced by Zenith's Kostner Ave, Chicago facility and a minimum of 50% of any newly designed PCB's for a period of two years, subject to competitive pricing requirements.

  The Company's financial requirements were met through an increase in long-term obligations and borrowings under the line of credit.

  For the nine months ended January 31, 1998, the cost of the Philips acquisition of $10,150,000, increase in accounts receivable of $4,197,000, payments on long-term obligations of $3,770,000, capital expenditures of $2,442,000, increase in inventories of $1,602,000, and the repurchase of Company stock of $2,833,000 were funded by proceeds from long-term obligations of $11,249,000, net borrowings on the line of credit of $9,648,000 and the increase in accounts payable and accrued liabilities of $2,505,000.

  During March 1998, the Company will complete a mortgage refinancing on four of its domestic buildings. The current mortgages are under five-year balloon arrangements. The refinanced mortgages will be fifteen year, fixed rate loans and borrowings will increase by approximately $500,000 when completed.

  The Company has purchase commitments as of January 31, 1998 of approximately $1,100,000 for future deliveries of machinery and equipment and $200,000 for building improvements to the 2400 E. Lunt Avenue property. The Company intends to finance such purchases through collateralized borrowings, and existing cash flow.

  The Company's backlog at January 31, 1998, is approximately $18,135,000 which includes approximately $5,670,000 for CST, LP (which is primarily product for Philips) compared to $11,678,000 at January 31, 1997. CST, LP backlog represents orders scheduled to be shipped within approximately three months while CSI backlog is scheduled to be shipped in six months or less. The reliability of backlog as an indicator of future sales varies substantially with makeup of customer orders and the Company's scheduled production and delivery dates.

  Item 3. Quantitative and Qualitative Disclosures about Market Risks - Not Applicable.

                          CIRCUIT  SYSTEMS,  INC.
                             AND  SUBSIDIARIES

                      PART  2  -   OTHER  INFORMATION


   Item  6.     Exhibits and reports on Form 8-K

                (a) Exhibit 27 - Financial Data Schedule (EDGAR version only)

                Refer to Note 6 in Notes to Consolidated Financial Statements
                  for the following restated Financial Data Schedules (EDGAR version only)

                    Exhibit 27.1  Restated Financial Data Schedule - Six months ended October 31, 1997.

                    Exhibit 27.2  Restated Financial Data Schedule - Three
                                    months ended July 31, 1997.

                    Exhibit 27.3  Restated Financial Data Schedule - Year
                                    ended April 30, 1997.

                    Exhibit 27.4  Restated Financial Data Schedule - Nine
                                    months ended January 31, 1997.


                    Exhibit 27.5  Restated Financial Data Schedule - Year ended
                                    April 30, 1996.

                (b) Reports on Form 8-K

                    There were no reports on Form 8-K filed for the quarter ended January 31, 1998.

                          CIRCUIT  SYSTEMS,  INC.
                             AND  SUBSIDIARIES

                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, registrant's principal financial officer, thereunto duly authorized.


                                                  Circuit Systems, Inc.
                                                       (registrant)


                                                /s/Dilip  S.  Vyas
                                                ------------------
                                                   Dilip  S.  Vyas
                                            (Principal  Financial Officer)
   March  12, 1998