Form 10-K
period 1998-04-30
CIRCUIT SYSTEMS INC
filed 1998-07-27
CIK 773657

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-K
   (Mark One)
   X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       (Fee Required)
       For the fiscal year ended April 30, 1998
                                  or
       Transition Report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934.
       (No Fee Required)
       For the transition period from         to        .

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

   The aggregate market value of the voting stock held by non affiliates of the registrant as of June 30, 1998 (based on the closing price as quoted by NASDAQ as of such date) was $9,072,705.

   The number of outstanding shares of the registrant's common stock, no par value per share, as of June 30, 1998, was 4,577,173.

                  DOCUMENTS INCORPORATED BY REFERENCE
   Those sections or portions of the definitive proxy statement of Circuit Systems, Inc., for use in connection with its 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A.

                             TABLE OF CONTENTS   PART I

        ITEM 1.BUSINESS    ...................................  3
        ITEM 2.PROPERTIES     ................................  7
        ITEM 3.LEGAL PROCEEDINGS    ..........................  7
        ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS    .......................  7


   PART II

        ITEM 5.MARKET FOR THE REGISTRANT'S COMMON
                   EQUITY AND RELATED STOCKHOLDER MATTERS       8
        ITEM 6.SELECTED FINANCIAL DATA     ...................  9
        ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS    ............................. 10
        ITEM 7A.  QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK  ..............14
        ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA     14
        ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE     14


   PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT    .............................. 15
        ITEM 11.  EXECUTIVE COMPENSATION    .................. 15
        ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT    ................... 15
        ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS    ............................ 15


   PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K     ................ 15

   SIGNATURES   .............................................. 16

        This Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future acquisitions (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. The Company does not intend to update these forward-looking statements.
   _____________________________________________________________________

                                  PART  I
   _____________________________________________________________________

   ITEM 1.  BUSINESS

   Circuit Systems, Inc. was incorporated in Illinois on May 26, 1967. In September, 1985, the Company successfully completed its initial public offering and became a publicly-owned company. The Company's Common Stock is traded over-the-counter on NASDAQ under the symbol CSYI.

   The Company manufactures and sells single-sided, double-sided and multilayer printed circuit boards. All of the Company's printed circuit boards ("pcb's") are specially designed by the customer and are manufactured to exacting customer specifications. The boards are sold primarily to original equipment and contract manufacturers ("OEM's") of computers and peripherals, consumer and industrial electronic equipment and telecommunications equipment primarily by independent sales representative companies. The Company is U.L. recognized and has achieved ISO 9002 certification.

   On July 28, 1997, the Company, through its affiliate, Circuit Systems of Tennessee, L.P. ("CST, LP") acquired the printed circuit board manufacturing operation of Philips Consumer Electronics Company ("Philips"), a division of Philips Electronics North America Corporation. The purchase consisted of inventory, equipment and plant located in Greeneville, Tennessee, which is presently dedicated to the production of single-sided pcb's. This is a "state-of-the-art" single-sided pcb facility that has ISO 9002 and ISO 14001 certification. Even though the facility will continue producing Philips' pcb requirements, there is sufficient capacity to add additional single-sided customers. The agreement also requires Philips to purchase pcb's for its North American television set requirements from the Company for two years after the closing. Philips and related entities currently represent approximately 60% of the monthly production from this facility.

   In November 1997, the Company acquired certain pcb operating assets of Zenith Electronics Company ("Zenith") and entered into a pcb purchase agreement whereby the Company will supply Zenith with all of the pcb's previously produced at their facility and a minimum of 50% of newly designed pcb's for a period of two years, subject to competitive pricing requirements.

   Operations of the Company's 70% owned subsidiary, Circuit Systems (India) Limited ("CSIL"), located in Gandhinagar, India, commenced operations in the fourth quarter of fiscal year 1997. CSIL generated $1,011,000 in net sales during 1998. CSIL manufactures and sells single-sided, double-sided and multilayer pcb's primarily within India.

   The Company also owns 488,413 shares of SigmaTron International, Inc. ("SigmaTron"), an electronics contract manufacturer, representing an approximate 17% interest. SigmaTron's common stock trades on the NASDAQ national market system under the symbol "SGMA".

   * PRINTED CIRCUIT BOARDS

   Pcb's are used in large quantities in the electronics industry to mount and interconnect microprocessors, integrated circuits and other electronic components. Pcb's consist of metallic interconnecting paths on a nonconductive material, typically laminated epoxy glass. Holes drilled in the laminate and plated-through with conductive material from one surface to another, called plated-through holes, are used to receive component leads and to interconnect the circuit layers. Pcb's consist of one or more layers of circuitry laminated to rigid insulating material, primarily fiberglass epoxy. Multilayer pcb's provide a three dimensional system with electronic signals travelling horizontally along planes of multiple circuitry patterns as well as vertically through plated holes.

   The quality and design of printed circuit boards have evolved to meet the changing needs of the electronics industry. The development of electronic components with increased speed, higher performance and smaller size has stimulated a demand for pcb's of complex designs with surface mount and other attachment technologies, narrower widths and separations of copper traces, advanced materials and smaller diameters of through-holes.

   * MARKETS

   The Illinois based Institute of Interconnecting and Packaging Electronic Circuits ("IPC") reported that the total U.S. printed circuit board industry grew in 1997 to approximately $8.6 billion from approximately $7.9 billion in 1996. Independent printed circuit board manufacturers continued to keep a large share of the total printed circuit board market. The independent's share, according to the IPC, reached 93% in 1997 from 86% in 1996. The IPC continues to be confident about future growth prospects for the printed circuit board industry and estimates the average annual growth rate for 1998 through 2001 to be 6.5%, bringing total U.S. production to $10 billion in the year 2001.

   The pcb market is segmented by type of circuit boards, namely single-sided, double-sided, multilayer, high performance, paper composite and flexible. The Company currently does not manufacture any high performance or flexible circuit boards. The Company offers its customers a "one-stop shopping" capability since the Company serves the single-sided, double-sided and multilayer segments of the pcb market, including paper composite. The Company also offers its customers quick turn around prototype services to complement its full range of services.

   For the year ended April 30, 1998, 29% of the Company's sales were represented by single-sided, 58% by double-sided, and 13% by multilayer pcb's, as compared to 7%, 81% and 12%, respectively, in 1997. The significant increase in the single-sided percentage for 1998 was due to CST, LP's sales. The IPC estimates that glass based single-sided, glass based double-sided, glass based multilayer and paper composite printed circuit boards represent 1%, 18%, 58%, and 3%, respectively, of the total printed circuit boards produced in the U.S. during 1997. Management will continue to pursue additional market share in its four segments of the market.

   * CUSTOMERS AND MARKETING

   The Company had  approximately 80 active  customers as  of April  30,
   1998.   These customers  include small  to large-size  companies  and represent a cross-section of the electronics industry.

   The Company's customers are typically OEMs and subcontractors for OEMs. The customers include American Power Conversion, Lucent Technologies, Philips Consumer Electronics, Philips Consumer Communications, General Instrument Corporation, Honeywell, Inc., Motorola, Inc., Scientific Atlanta, SigmaTron International, Inc., 3Com (formerly U.S. Robotics Corporation), Zenith Electronics Company, and many other accounts.

   Lucent Technologies, Philips Consumer Electronics, American Power Conversion and SigmaTron accounted for approximately 31.2%, 15.2%, 10.9% and 8.5%, respectively, of the Company's net sales for the year ended April 30, 1998. Lucent Technologies, American Power Conversion and SigmaTron accounted for approximately 25.6%, 20.4% and 10.8%, respectively, of the Company's net sales for the year ended April 30, 1997.

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

   The Company primarily markets its products through approximately 15 independent sales representative companies and the Company's customer service and engineering staff consisting of approximately 18 full time individuals.

   The Company's Indian subsidiary, CSIL, markets single-sided, double-sided and multilayer pcb's in India, the Far East and Europe.

   The Company generally does not obtain long-term purchase orders from its customers and the orders received by the Company generally require delivery within 30-45 days. However, many of the Company's customers have long-term relationships with the Company.

   * COMPETITION

   The printed circuit board market is highly competitive and fragmented. Over 670 independent manufacturers in the U.S. compete primarily on the basis of price, quality, reliability and timely deliveries rather than on patent protection. According to the IPC report, there were 28 independent manufacturers of pcb's in the U.S., which had sales in excess of $50 million in 1997. It is also estimated that these 28 companies represent about 49% of the sales volume for all U.S. independent pcb manufacturers. Manufacturing processes are complex and, therefore, it is important to maintain a skilled and motivated work force. The technology used in the manufacturing of most boards is widely available. Pcb's produced in large volumes involve a higher level of automation and process control and, therefore, a substantially larger investment in plant and equipment is required.

   The Company believes that its major competitors are the large U.S. and international independent manufacturers, some of which have significantly greater financial, technical and other resources than the Company.

   During slow economic periods in the electronics industry as well as other periods when excess capacity exists, electronics manufacturers become more price sensitive, which could have an adverse effect on pcb pricing. In addition, the Company believes that pcb manufacturers in Asia may play an increasing role in pcb markets based on the recent "Asian economic crisis", which may result in price reductions, which could have an adverse effect on the Company's business.

   * EMPLOYEES

   At April 30, 1998, the Company had approximately 625 people employed in the U.S. and approximately 90 in India on a full-time basis in manufacturing, customer support, engineering and administrative functions. Approximately 60 of the Company's employees working in the manufacturing facility at its Greeneville, TN facility are represented by Local 796 of the International Union of Electronics, Electrical, Salaried, Machine and Furniture Workers, under a collective bargaining agreement which expires in June 2000. The Company believes that its employee relations are satisfactory.

   * BACKLOG

   As of June 30, 1998, the Company's backlog was approximately $21,000,000, which includes approximately $8,000,000 for CST, LP, in contrast to approximately $9,400,000 as of June 30, 1997, which did not include CST, LP. Backlog is comprised of orders for which artwork has been received, a delivery date has been scheduled and the Company anticipates it will manufacture and deliver the order. The majority of the June 30, 1998 backlog is scheduled to be shipped within approximately 4 months. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customers' orders and the Company's scheduled production and delivery dates. A significant portion of the Company's backlog at any time may be subject to cancellation or postponement without penalty.


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

   All of the Company's products are designed by the customer and manufactured to their specifications.
   Research and development activities are related to advancing the Company's manufacturing technology, which is insignificant.

   * COMPLIANCE WITH ENVIRONMENTAL REQUIREMENTS

   Waste treatment and disposal is a major consideration for printed circuit board manufacturers since the manufacturing processes utilize substantial quantities of metals, acids, other toxic substances and water. The Company is required to comply with all federal, state, county and municipal regulations regarding protection of the environment. It is possible that more stringent environmental regulations may be adopted in the future and, if adopted, the costs of compliance could be substantial. In order to comply with environmental regulations, the Company continues to invest in equipment, materials and training of employees. From time to time, unexpected minor violations have occurred which the Company has promptly corrected. The Company also believes that all of its manufacturing facilities currently materially comply with all regulatory environmental laws.

   ITEM 2.  PROPERTIES

   The Company owns six  production facilities and  one warehouse.   The
   following table lists the administrative and printed circuit board production facilities of the Company:

          Location                Function           Square Footage
   2350 E. Lunt Avenue     Administrative and              48,000
   Elk Grove Village, IL   primarily double-sided


   2201 Landmeier Road     Primarily single-sided         140,000*
   Elk Grove Village, IL   and double-sided

   896 Anita Avenue        Primarily multilayer            47,000
   Antioch, IL

   2450 E. Lunt Avenue     Warehouse                       38,000**
   Elk Grove Village, IL

   2400 E. Lunt Avenue     Primarily drilling, routing,    61,000
   Elk Grove Village, IL   testing and shipping

   1515 Industrial Drive   Primarily single-sided          93,000
   Greeneville, TN

   CSIL                    Single-sided, double-sided      60,000
   Gandhinagar, India      and multilayer

   * Approximately 61,000 square feet are leased to SigmaTron, which paid an aggregate rental of approximately $336,000 to the Company in 1998.

   **   A portion of facility is leased to SigmaTron on a month-to-month
        lease, which paid an aggregate rental of approximately   $42,000
        to the Company in 1998.


   ITEM 3.  LEGAL PROCEEDINGS
   The Company is a party to legal actions arising in the ordinary course of its business, none of which, individually or in the aggregate, in the opinion of management, after consulting with counsel, will have a material adverse effect on the business or financial condition of the Company.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders in the fourth quarter of fiscal 1998.

   _____________________________________________________________________

                                 PART  II
   ____________________________________________________________________


   ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
   STOCKHOLDER MATTERS

   The Company's Common Stock is traded on the National Association of Securities Dealers National Market System ("NASDAQ") under the symbol CSYI. The following table sets forth the closing prices in the NASDAQ National Market System for the Common Stock, as reported by NASDAQ.


   PERIOD                              HIGH      LOW

   Fiscal 1998
   First Quarter                      5 15/16   4 5/16
   Second Quarter                     5 15/32   4 1/4
   Third Quarter                      5         3 3/4
   Fourth Quarter                     4 5/8     3 7/8

   Fiscal 1997
   First Quarter                      7         4 1/2
   Second Quarter                     5 7/8     4 1/4
   Third Quarter                      5 1/4     3 5/8
   Fourth Quarter                     5 5/8     4 3/8



   The Company has not paid dividends on its Common Stock since fiscal 1980. Declarations of dividends are within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time. The Company's loan agreements currently contain certain restrictions that limit the amount of dividends which the Company could pay in the future. See Note C of Notes to Consolidated Financial Statements.

   As of June 30, 1998 there were approximately 210 holders of record and approximately 650 beneficial owners of the common stock of the Company. The closing price of the Company's common stock on the NASDAQ National Market on June 30, 1998 was $3.375.

   ITEM 6.  SELECTED FINANCIAL DATA


                            Year Ended April 30,
               (In thousands, except for per share amounts)

                          1994     1995     1996     1997    1998

   Consolidated Statements
    of Earnings

   Net Sales           $60,411  $59,586  $65,130  $63,414 $74,973

   Net Earnings          4,989    2,242    3,084    2,119    (983)
   (Loss)
   Net Earnings
   (Loss) per          $   .95  $   .42  $   .58  $   .40 $  (.20)
       common share-
       basic (1)
   Weighted average
   number of
   common shares         5,268    5,317    5,322    5,299   4,880
   outstanding

   Consolidated Balance
    Sheet Data

   Working Capital     $ 1,579  $ 6,435  $ 8,046  $ 3,735 $ 7,211

   Total Assets         33,102   39,411   45,816   45,758  67,607

   Long-Term             5,612   11,622   14,536   10,640  27,380
   Obligations

   Shareholders'        15,519   18,119   21,202   22,462  18,527
   Equity

   (1) Diluted earnings per share were the same as basic earnings per share for each of the years presented.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and Notes thereto appearing elsewhere herein.



                                     Year Ending April 30,

                             (In thousands, except for per share amounts)

                                      1996       1997     1998
    Net Sales                       $65,130    $63,414   $74,973

   Cost of Sales                     54,392     55,077    68,977

   Gross Profit                      10,738      8,337     5,996

   Operating Expenses                 5,328      5,553     5,749

   Operating Profit                   5,410      2,784       247

   Other Deductions- (Income)-Net       408       (552)    1,861

   Income Tax Expense (Benefit)       1,918      1,217      (631)

   Net Earnings (Loss)               $3,084     $2,119      (983)

   Net Earnings (Loss)
     per Common Share-Basic         $   .58    $   .40    $ (.20)

   * RESULTS OF OPERATIONS 1998 COMPARED TO 1997

   General
   Effective July 28, 1997, the Company acquired the pcb operations of Philips Consumer Electronics Company ("Philips"), consisting of land, machinery and inventory for approximately $10,141,000. The purchase was funded through various term and mortgage notes. The acquisition was accounted for as a purchase and the results of operations of this facility (hereinafter referred to as "CST, LP") have been included with the Company's results from the date of acquisition. Philips also entered into a purchasing agreement with the Company in which CST, LP will sell to Philips all of its television pcb requirements for North America for a minimum of two years.

   On November 24, 1997, the Company acquired certain pcb equipment from Zenith Electronics Corporation ("Zenith") and entered into a pcb purchasing agreement with Zenith whereby the Company will supply all of the pcb's previously manufactured at the Zenith facility and a minimum of 50% of any newly design pcb's for a period of two years, subject to competitive pricing.

   The Company's 70% owned foreign subsidiary, Circuit Systems (India) Limited ("CSIL") moved into full production and achieved sales of approximately $1,011,000 during fiscal 1998.

   Reference to "IL" hereinafter refers to the Company's Illinois operations only.

   Operations
   The net sales in 1998 increased by 18.2% to $74,973,000 from $63,414,000 in the prior year. The increase in sales is primarily due to the sales of CST, LP and CSIL, which represented $15,255,000 and $1,011,000, respectively, for the year ended April 30, 1998. IL net sales were $58,848,000, or a 7.2% decrease from the net sales of $63,414,000 in the prior year. The IL sales decreased, due in part to the realignment of the IL facilities and a softening in demand within the current customer base. Net sales to four customers accounted for approximately $49,332,000 or 65.8% of net sales in 1998 compared to 1997 in which three customers accounted for approximately $36,035,000 or 56.8% of net sales. Net sales to these customers in both years include SigmaTron.

   The gross profit in 1998 was $5,996,000 or 8.0% of net sales, compared to $8,337,000 or 13.1% of net sales for the prior year. IL, CST, LP and CSIL had a gross profit of 6.5%, 13.6% and 11.7%, respectively. The lower gross profit contributed from the IL operations in the current year is a result of competitive pricing (partially stemming from the "Asian economic crisis"), operating inefficiencies during the facility realignments and sales volume well below the potential capacity. The realignment of certain manufacturing processes and the administrative offices will continue into fiscal 1999.

   Selling, General and Administrative expense in 1998 was $5,749,000 or 7.7% of net sales, compared to $5,553,000 or 8.8% of net sales in the prior year. The decrease in expenses as a percentage of net sales is primarily due to revenue from Philips not being subject to commissions and a decrease in professional fees. These were partially offset by general increases in administrative expenses and the inclusion of CST, LP, which were approximately $434,000.

   Other Deductions (Income) reflected a net deduction of $1,861,000 in 1998 compared to income of $552,000 in the prior year. Interest expense increased to $2,506,000 in 1998 from $1,613,000 in 1997 due to the Philips acquisition, term borrowings on equipment additions during the year and increased borrowings under the line of credit to fund the additional working capital needs of the IL and CST, LP operations as well as the repurchase of 581,000 shares of Company stock. Rental income increased $69,000 due to leasing certain warehouse space to SigmaTron and an unrelated party. The equity in the earnings of the unconsolidated affiliate, SigmaTron decreased to $89,000 in 1998 from $636,000 in the prior year. The decrease in SigmaTron's earnings was due to a slight decrease in revenue, due to softer demand from its customers, coupled with competitive pricing pressure and a general increase in their overhead structure at all locations. Other income in 1997 also included a gain of $1,092,000 on the sale of 68,000 shares of SigmaTron's common stock.

   The 1998 effective income tax rate was 39.1% as compared to 36.5% in the prior year. The effective rate was lower in 1997 due to certain state credits and increased utilization of the foreign sales corporation.

   The net loss and loss per share for 1998 were $983,000 and $.20, respectively, compared to net earnings and earnings per share of $2,119,000 and $.40, respectively, for the prior year.

   As of June 30, 1998, the Company's backlog was approximately $21,000,000, which includes approximately $8,000,000 for CST, LP, in contrast to approximately $9,400,000 as of June 30, 1997, which did not include CST, LP. Backlog is comprised of orders for which artwork has been received, a delivery date has been scheduled and the Company anticipates it will manufacture and deliver the order. The majority of the July 30, 1998 backlog is scheduled to be shipped within approximately 4 months. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customers' orders and the Company's scheduled production and delivery dates. A significant portion of the Company's backlog at any time may be subject to cancellation or postponement without penalty.

   SigmaTron net sales, gross profit and net earnings for the year ended April 30, 1998 were $85,651,000, $8,457,000, and $526,000, respectively, as compared to $87,216,000, $12,639,000 and $3,255,000, respectively, for the year ended April 30, 1997.

   * RESULTS OF OPERATIONS 1997 COMPARED TO 1996

   General
   During the year ended April 30, 1997, the Company completed its investment of machinery and equipment in its 70% owned foreign subsidiary, CSIL. In January 1997, the Company invested $1,000,000 in cash in CSIL and CSIL acquired the pcb manufacturing facility, leasehold land and machinery and equipment of the electronics division of Stovec Industries Limited for approximately $1,250,000. The acquisition was accounted for as a purchase and the purchase price was allocated to property, plant and equipment based upon appraisals, and relevant facts. The accounts of CSIL have been included in the consolidated financial statements based upon a March 31 year-end. CSIL commenced operations and began training personnel and producing prototype and trial run orders near the end of the Company's fiscal year 1997.

   Operations
   The net sales in 1997 decreased by 2.6% to $63,414,000 from $65,130,000 in the prior year. The decrease in sales is primarily due to a general decrease in business activity within the existing customer base. Net sales to three customers accounted for approximately $36,035,000 or 56.8% of net sales in 1997 compared to 1996 in which four customers accounted for approximately $29,832,000 or 45.8% of net sales. Net sales to these customers in both years include SigmaTron.

   The gross profit in 1997 was $8,337,000 or 13.1% of net sales, compared to $10,738,000 or 16.5% of net sales for the prior year. The lower gross profit is attributed to a change in product mix, very competitive pricing, and realignment of its current facilities, which increased expenses as a percentage of sales.

   Selling, General and Administrative expense in 1997 was $5,553,000 or 8.8% of net sales, compared to $5,328,000 or 8.2% of net sales in the prior year. The increase in the expenses as a percentage of net sales is due to increases in salaries, professional services, and commissions (higher commissionable sales base) and CSIL's administrative expenses of $72,000, while the provision for bad debts decreased.

   Other Deductions (Income) reflected income of $552,000 in 1997 compared to a deduction of $408,000 in the prior year. Income in 1997 was the result of a gain of $1,092,000 on the sale of 68,000 shares of SigmaTron's common stock and equity in the earnings of SigmaTron increased to $636,000 from $478,000 in the prior year. The increases in other income were offset by increased interest expense to $1,613,000 from $1,527,000 in the prior year, and decreased rental income from $552,000 in the prior year to $339,000 (due to the non-rental of the 2400 and 2450 E. Lunt Avenue locations).

   The 1997 effective income tax rate was 36.5% as compared to 38.4%  in
   the prior year.   The effective rate decreased  due to certain  state
   credits and increased utilization of the foreign sales corporation.

   The net earnings and earnings per share for 1997 were $2,119,000 and $.40, respectively, compared to $3,084,000 and $.58, respectively, for the prior year.

   The Company's backlog of orders at June 30, 1997 was approximately $9,400,000 compared to $12,600,000 at June 30, 1996.

   SigmaTron net sales, gross profit and net earnings for the year ended April 30, 1997 were $87,216,000, $12,639,000, and $3,255,000, respectively, as compared to $69,558,000, $10,142,000 and $2,367,000, respectively, for the year ended April 30, 1996.


   * LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically financed its operations primarily through bank borrowings, other collateralized borrowings and cash generated from operations.

   During 1998, the Company used $916,000 of cash in its operating activities. In addition, capital expenditures (net of proceeds from the sale of equipment) of $3,981,000, the acquisition of the pcb operations of Philips of $10,141,000, the repurchase of Company stock of $2,833,000 and the payoff of certain debt obligations and principal payments of $12,192,000 were funded by mortgage and term notes in the amount of $20,281,000 and the increase in the line of credit borrowings of $11,078,000.

   During 1997, the Company generated positive cash flow from operating activities of $7,553,000. This amount, together with proceeds from long-term obligations of $5,851,000, proceeds of $1,475,000 from the sale of SigmaTron stock and a capital contribution from the minority shareholders of CSIL of $501,000, was utilized to decrease the line of credit by $4,388,000, payments on long-term obligations of $4,220,000 and to fund capital expenditures of $5,810,000.

   The Company has a line of credit for $15,000,000 consisting of $10,000,000 which matures on August 31, 1999 and $5,000,000 which matures on August 31, 1998 and is expected to be renewed. The line bears interest at the bank's prime rate (8.5% at April 30, 1998) or the Company may borrow in $1,000,000 increments for 30, 60 or 90 days at LIBOR plus 1.75%. The maximum borrowings of $15,000,000 is limited to 80% of eligible accounts receivable, 50% of eligible raw materials inventory (not to exceed $2,500,000) and 75% of eligible finished goods inventory (not to exceed $3,000,000). At April 30, 1998, there was approximately $3,822,000 of unused credit available under the line of credit. The agreement contains certain covenants, which restrict the amount of dividends the Company could pay, capital stock redemptions, and capital expenditures. Other financial covenants pertain to the maintenance of current ratio, debt to tangible net worth ratio, debt service ratio and tangible net worth as defined. The Company was in violation of certain covenants as of April 30, 1998, which restrict the Company's repurchase of its common stock and other financial covenants which relate to tangible net worth, debt to tangible net worth and its debt service ratio. These covenants have been waived by the bank and the bank intends to renegotiate these covenants with management prior to the debt renewal date of August 31, 1998.

   The Company has purchase commitments as of June 30, 1998 of approximately $3,500,000 for future deliveries of machinery and equipment and $400,000 for office improvements/furniture for the 2400 E. Lunt Avenue property. The Company intends to move its administrative staff, training and conference rooms to this location in fiscal 1999. The Company intends to finance such purchases through collateralized borrowings, installment loans and existing cash flow. The amount of anticipated capital expenditures will frequently change based on future changes in business plans.

   The impact of inflation for the past three years has been minimal.

   * YEAR 2000 COMPLIANCE

   The Year 2000 issue is the result of computer programs that have date sensitive software which may have the inability to manipulate data involving the transition of dates from 1999 to 2000 without functional abnormalities or which would provide inaccurate results related to such dates. Based upon its current assessments, management is in the process of replacing and/or modifying its existing information systems to enable proper processing of transactions relating to the year 2000 and beyond.

   The Company expects to spend an additional $ 125,000 in capitalizable software costs and an additional $ 100,000 in consulting, training and other expenses associated with the implementation. The Company will utilize both internal and external resources to assist in its plans, which includes testing of its computer systems.

   The Company continues to evaluate appropriate courses of corrective action for all potential software-based programs such as production equipment, time clocks, security systems, testing software, etc. The Company has corresponded with its significant computer program manufacturers to ensure that specific software purchased by the Company is Year 2000 compliant. In addition, failure of the software of its customers, equipment manufacturers, suppliers or service providers could have an adverse impact on the Company's business, financial condition and results of operations.

   The Company will utilize both internal and external resources in continuing its plan, which includes testing of its systems and anticipates completion of the Year 2000 project by early 1999. The Company's assessments and plans to complete its Year 2000 project are based upon management's best estimates, which were derived utilizing presently available information and numerous assumptions about future events such as availability of certain resources, ability to identify and correct relevant codes and other uncertainties.

   * RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income", which requires that an entity report, by major components and as a single total, the change in its net assets during the period from non-shareholder resources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an entity's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements is not expected to have a material impact on the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Response to this Item is included in Item 14(a) of this report.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

   _____________________________________________________________________

                                 PART  III
   ___________________________________________________________________


   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors of the Company will be set forth in the Company's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

   ITEM 11.  EXECUTIVE COMPENSATION

   Information regarding executive compensation will be set forth in the Company's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

   ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN   BENEFICIAL  OWNERS  AND
   MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and related transactions will be set forth in the Company's definitive proxy statement relating to the 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

   _____________________________________________________________________

                                  PART IV
   _____________________________________________________________________


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
   FORM 8-K

   a)(1) and (a)(2) Financial Statements and Schedules to Financial
   Statements-
      The financial statements, notes thereto, financial statement schedules and report of independent certified public accountants, are listed in the Index to Financial Statements and Financial Statement Schedule filed as part of this Form 10-K on Page F-1.

   (a)(3)See Index to Exhibits filed as part of this Form 10-K.
   (b) Reports on Form 8-K:  None.
   (c) Exhibits:  Included in Item 14(a)(3) above.
   (d) Financial Statement Schedules required by Regulation S-X.
       Included in Items 14(a)(1) and (a)(2).

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Circuit Systems, Inc.


        Dated:  July 24, 1998    By:  /s/ D.S. Patel

                                      D.S. Patel, President and
                                      Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

         Signature                    Title                     Date


   /s/ D.S. Patel            Chairman of the Board of        July 24, 1998
   D.S. Patel                Directors; President and
                             Chief Executive Officer
                             (Principal Executive
                             Officer)

   /s/ James E. Robbs        Vice President-Finance and      July 24, 1998
   James E. Robbs            Chief Financial Officer
                             (Principal Financial Officer)

   /s/ Richard J. Augustine  Director                        July 24, 1998
   Richard J. Augustine

   /s/ Gary R. Fairhead      Director                        July 24, 1998
   Gary R. Fairhead

   /s/ C. Joseph Incrocci    Director                        July 24, 1998
   C. Joseph Incrocci

   /s/ Magan H. Patel        Executive Vice President,       July 24, 1998
   Magan H. Patel            Assistant Secretary and
                             Director

   /s/ Thomas W. Rieck       Secretary and Director          July 24, 1998
   Thomas W. Rieck

   /s/ Dilip S. Vyas         Vice President-Business         July 24, 1998
   Dilip S. Vyas             Development,  and Director

                       INDEX TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE

                                                         Page

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.....F-2

   CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS

    ASSETS ...............................................F-3

    LIABILITIES AND SHAREHOLDERS' EQUITY .................F-4

    CONSOLIDATED STATEMENTS OF OPERATIONS ................F-5

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY .......F-6

    CONSOLIDATED STATEMENTS OF CASH FLOWS ................F-7

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........F-9

    FINANCIAL STATEMENT SCHEDULE

    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS .....F-23

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


   Board of Directors
   Circuit Systems, Inc.

   We have audited the accompanying consolidated balance sheets of Circuit Systems, Inc. (an Illinois Corporation) and Subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circuit Systems, Inc. and Subsidiaries as of April 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.

   We have also audited Schedule II of Circuit Systems, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

   GRANT THORNTON LLP

   Chicago, Illinois
   June 30, 1998

   Circuit Systems, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS
   April 30,

                       ASSETS                       1998          1997
                                                 ----------  ----------
   CURRENT ASSETS
    Cash and cash equivalents ..................$ 1,531,526 $   294,204
    Receivables
      Trade .................................... 12,992,351   6,308,699
      Affiliate ................................  1,108,513     727,986
      Other ....................................    335,220      25,097
                                                 ----------  ----------
                                                 14,436,084   7,061,782

      Less allowance for doubtful receivables ..    150,000     500,000
                                                 ----------  ----------
                                                 14,286,084   6,561,782
    Inventories
      Raw material .............................  3,118,101   2,797,845
      Work in process ..........................  2,533,346   2,129,627
      Finished goods ...........................  2,863,661   1,709,349
                                                 ----------  ----------
                                                  8,515,108   6,636,821

    Refundable income taxes ....................  1,150,000       -
    Deferred income taxes ......................    330,000     363,000
    Prepaid expenses ...........................    572,082     215,674
                                                 ----------  ----------
         Total current assets .................. 26,384,800  14,071,481

   INVESTMENT IN AFFILIATE......................  2,930,595   2,841,193

   PROPERTY, PLANT, AND EQUIPMENT - AT COST
      Buildings and improvements ............... 13,686,852   9,446,475
      Machinery and equipment .................. 41,300,125  33,724,712
      Automotive equipment .....................     98,938      83,796
      Equipment not placed in service ..........  1,773,209     146,502
                                                 ----------  ----------
                                                 56,859,124  43,401,485

      Less accumulated depreciation
       and amortization                          22,740,838  18,442,154
                                                 ----------  ----------
                                                 34,118,286  24,959,331
      Land .....................................  2,693,089   2,814,613
                                                 ----------  ----------
                                                 36,811,375  27,773,944
   OTHER ASSETS
    Cash surrender value of officers'
    life insurance policies.....................    453,547     409,738
    Equipment and land deposits ................     47,842     119,608
    Sundry .....................................    978,538     542,135
                                                 ----------  ----------
                                                  1,479,927   1,071,481

                                                $67,606,697 $45,758,099
                                                 ==========  ==========

   Circuit Systems, Inc. and Subsidiaries
   CONSOLIDATED BALANCE SHEETS - CONTINUED
   April 30,



         LIABILITIES AND SHAREHOLDERS' EQUITY      1998          1997
                                                 ----------   ----------
   CURRENT LIABILITIES
    Current maturities of
    long-term obligations....................   $ 7,088,855  $ 4,662,289
    Accounts payable ........................    10,203,540    4,095,791
    Accrued expenses ........................     1,880,966    1,193,969
    Income taxes payable ....................          -         384,745
                                                 ----------   ----------
        Total current liabilities............    19,173,361   10,336,794

   LONG-TERM OBLIGATIONS.....................    27,380,107   10,640,363

   DEFERRED INCOME TAXES.....................     2,108,000    1,848,000

   MINORITY INTEREST.........................       417,878      471,246

   COMMITMENTS AND CONTINGENCIES.............           -            -

   SHAREHOLDERS' EQUITY
    Common stock - authorized, 20,000,000
    shares without par value; issued and
    outstanding, 4,577,173 shares in 1998
    and 5,158,073 shares in 1997............      2,554,579    2,882,322
    Retained earnings .......................    16,107,750   19,596,240
    Cumulative foreign currency
    translation adjustment...................      (134,978)     (16,866)
                                                 ----------   ----------
        Total shareholders' equity...........    18,527,351   22,461,696

                                                $67,606,697  $45,758,099
                                                 ==========   ==========

   The accompanying notes are an integral part of these statements.

   Circuit Systems, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF OPERATIONS
   Years ended April 30,



                                         1998         1997         1996
   Net sales....................... $ 74,973,096 $ 63,414,341 $ 65,130,099

   Cost of goods sold..............   68,976,762   55,077,512   54,391,753
                                      ----------   ----------   ----------
        Gross profit...............    5,996,334    8,336,829   10,738,346

   Sales and marketing expenses....    3,026,233    3,168,551    3,035,967
   Administrative expenses.........    2,723,185    2,384,205    2,292,651
                                      ----------   ----------   ----------
                                       5,749,418    5,552,756    5,328,618

        Operating profit...........      246,916    2,784,073    5,409,728

   Other deductions (income)
    Interest expense ..............    2,506,088    1,612,854    1,527,467
    Interest income ...............      (10,933)     (14,031)      (7,414)
    Equity in earnings of unconsolidated
      affiliate ...................      (89,402)    (636,260)    (478,384)
    Realized gain on sale of
      common stock of affiliate ...          -     (1,092,215)         -
    Minority interest in loss of
      subsidiary                         (31,941)     (30,113)         -
    Rental income .................     (408,240)    (338,620)    (551,650)
    Sundry ........................     (104,464)     (53,492)     (82,172)
                                      ----------   ----------   ----------
                                       1,861,108     (551,877)     407,847

   (Loss) earnings before
         income taxes                 (1,614,192)   3,335,950    5,001,881

   Income tax (benefit) expense....     (631,000)   1,217,000    1,918,000
                                      ----------   ----------   ----------
        NET (LOSS) EARNINGS........  $  (983,192) $ 2,118,950 $  3,083,881
                                       =========    =========    =========
   Net (loss) earnings per share
    Basic .........................        $(.20)        $.40         $.58
                                             ===          ===          ===
    Diluted .......................        $(.20)        $.40         $.58
                                             ===          ===          ===

   The accompanying notes are an integral part of these statements.

   Circuit Systems, Inc. and Subsidiaries
   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
   Years ended April 30, 1998, 1997, and 1996


                                                      Cumulative
                                                      foreign
                                                      currency
                                 Common    Retained   translation
                                  stock    earnings   adjustment   Total
                                ---------   ---------    -------    ----------
Balance at May 1, 1995........ $3,002,599  $15,115,937  $    -     $18,118,536

Net earnings for the year.....      -        3,083,881       -       3,083,881
                                ---------   ---------    --------   ----------
Balance at April 30, 1996.....  3,002,599   18,199,818       -      21,202,417

Net earnings for the year.....      -        2,118,950       -       2,118,950

Purchase and retirement of
 163,900 shares of common stock  (120,277)    (722,528)      -        (842,805)

Foreign currency translation
  adjustment                        -            -        (16,866)     (16,866)
                                ---------   ---------    --------   ----------
Balance at April 30, 1997.....  2,882,322   19,596,240    (16,866)  22,461,696

Net loss for the year.........      -         (983,192)      -        (983,192)

Purchase and retirement of
 580,900 shares of common stock  (327,743)  (2,505,298)      -      (2,833,041)

Foreign currency translation
  adjustment                        -            -       (118,112)    (118,112)
                                ---------   ---------    --------   ----------
Balance at April 30, 1998....  $2,554,579  $16,107,750  $(134,978)  $18,527,351
                                =========   ==========   ========    ==========


   The accompanying notes are an integral part of this statement.

   Circuit Systems, Inc. and Subsidiaries
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   Years ended April 30,

                                            1998          1997         1996
                                          ---------     ---------    ---------
Cash flows from operating activities
 Net (loss) earnings .................  $  (983,192) $  2,118,950  $ 3,083,881
 Adjustments to reconcile net (loss)
  earnings to net cash (used in)
  provided by operating activities
     Depreciation and amortization....    4,560,505     3,648,827    3,144,759
     Deferred income taxes............      293,000       333,000      269,000
     Net gain on sale/disposition
       of equipment                         (55,482)       (5,500)     (31,271)
     Equity in earnings of
       unconsolidated affiliate             (89,402)     (636,260)    (478,384)
     Realized gain on sale of common
       stock of affiliate                     -        (1,092,215)       -
     Minority interest in loss of
       subsidiary                           (31,941)      (30,113)       -
     Changes in assets and liabilities,
       net of effects from acquisitions
        Receivables, including refundable
          income taxes................   (8,874,302)    1,557,352    1,888,041
        Inventories ..................   (1,228,287)      963,821   (3,518,617)
        Prepaid expenses and other ...     (895,838)       14,984       76,633
        Accounts payable, accrued
          expenses, and income
          taxes payable                   6,388,574       680,470   (1,186,806)
                                          ---------     ---------    ---------
           Total adjustments...........      66,827     5,434,366      163,355
                                          ---------     ---------    ---------
          Net cash (used in) provided by
           operating activities ......     (916,365)    7,553,316    3,247,236

 Cash flows from investing activities
 Capital expenditures ................   (4,535,264)   (5,810,440)  (7,452,816)
 Acquisition of assets of printed
   circuit board operations ..........  (10,141,435)        -            -
 Proceeds from sale of equipment .....      553,627         5,500      165,666
 Proceeds from sale of common stock
   of affiliate                               -         1,474,891        -
 Minority interest capital contribution
   to subsidiary                              -           501,359
 Increase in cash surrender value           (43,809)      (56,870)     (51,809)
                                          ---------     ---------    ---------
  Net cash used in investing activities (14,166,881)   (3,885,560)  (7,338,959)


   Circuit Systems, Inc. and Subsidiaries

   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
   Years ended April 30,


                                            1998          1997         1996
                                          ---------     ---------    ---------
Cash flows from financing activities
 Net borrowings (payments) under
   line of credit                       $11,077,536  $ (4,388,274  $  (489,275)
 Proceeds from issuance of
   long-term obligations                 20,281,177     5,850,638    7,984,895
 Payments on long-term obligations      (12,192,403)   (4,219,514)  (3,288,493)
 Repurchase of common stock ..........   (2,833,041)     (842,805)       -
                                          ---------     ---------    ---------
        Net cash provided by (used in)
          financing activities........   16,333,269    (3,599,955)   4,207,127
                                          ---------     ---------    ---------
 Effect of foreign exchange rate changes    (12,701)      (16,866)       -

        INCREASE IN CASH AND
          CASH EQUIVALENTS............    1,237,322        50,935      115,404
 Cash and cash equivalents at
   beginning of year                        294,204       243,269      127,865
                                          ---------     ---------    ---------
 Cash and cash equivalents
   at end of year                       $ 1,531,526  $    294,204  $   243,269
                                          =========     =========    =========
 Supplemental disclosures of cash flow information
 Cash paid during the year for
   Interest ..........................  $ 2,554,700  $  1,564,242  $ 1,538,567
   Income taxes ......................      355,727       821,687    1,535,739

  The accompanying notes are an integral part of these statements.

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   April 30, 1998, 1997, and 1996



   NOTE A - SUMMARY OF ACCOUNTING POLICIES

   A summary of Circuit Systems, Inc. and Subsidiaries' (the "Company") significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

   Industry

   The Company operates in a single industry, electronics, which includes the manufacture and sale of printed electronic circuit boards.

   Principles of Consolidation

   The accounts of wholly-owned and majority-owned subsidiaries are included in the consolidated financial statements. Investments in affiliates owned 20% or more are accounted for under the equity method. Investments owned less than 20% are generally carried at cost, unless management determines that the Company exercises significant influence over the operations of the affiliate; in which case, such investments are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

   The Company records gains or losses in earnings on the sale of common stock of its affiliates and on the Company's proportionate share of increases (decreases) in the net book value of its investees resulting from such investees' stock issuances.

   Inventories

   Inventories are  stated at  the lower  of cost  or market.   Cost  is
   determined by the first-in, first-out method.

   Property , Plant, and Equipment

   Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

   The principal estimated lives used in determining depreciation are as follows:

   Machinery and equipment..............................5 to 7 years
   Buildings and improvements...........................5 to 39 years
   Automotive equipment.................................     3 years

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996

   NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   Property and Equipment - Continued

   Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets. Accelerated depreciation methods are used for tax purposes.

   Income Taxes

   The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

   Earnings (Loss) Per Share

   Effective with the quarter ended January 31, 1998, the Company adopted the provisions of SFAS No. 128, "Earnings per Share," which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. In accordance with SFAS No. 128, all prior periods have been restated.

   The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted earnings
   (loss) per share have been computed by dividing net earnings (loss) by the weighted average number of common shares and common equivalent shares relating to dilutive securities. A reconciliation between the numerators and denominators for these calculations follows:

                                           Years ended April 30,
                                      1998           1997          1996

   Net (loss) earnings -          $ (983,192)    $ 2,118,950   $ 3,083,881
     numerator                      ========       =========     =========

   Shares - denominator
    Weighted average number
      of outstanding               4,879,734       5,298,967     5,321,973
      common shares - basic
    Effect of dilutive
      securities                       -              39,273        31,455
      Stock options                ---------       ---------     ---------
    Denominator for diluted
      per share computation        4,879,734       5,338,240     5,353,428

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996


   NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

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

   Concentration of Credit Risk

   The Company has a broad customer base representing many types of businesses within the electronics industry throughout North America, Western Europe, and Southern Asia. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

   Fair Value of Financial Instruments

   The Company's financial instruments include cash and cash equivalents, cost-basis investments, and long-term debt. The carrying value of the cash and cash equivalents and long-term obligations approximates their estimated fair values based upon quoted market prices. Management believes the estimated fair value of its cost-basis investment equals or exceeds its carrying value, although there can be no assurances that this is the case.

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

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996



   NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   Future Accounting Changes

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an entity report, by major components and as a single total, the change in its net assets during the period from non-shareholder resources; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an entity's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


   NOTE B - ACQUISITIONS

   In January 1997, the Company's 70% owned subsidiary, Circuit Systems (India) Limited, acquired the printed circuit board manufacturing facility, leasehold land, and machinery and equipment of the electronics division of Stovec Industries Limited for approximately $1,250,000. The acquisition is accounted for as a purchase; accordingly, the results of operations are included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to property, plant, and equipment based upon appraisals and relevant facts.

   Effective July 28, 1997, the Company, through its affiliate, Circuit Systems of Tennessee, L.P., a Tennessee Limited Partnership ("CST, LP"), acquired the printed circuit board operation of Philips
   Consumer Electronics Company ("Philips"), a division of Philips Electronics North America Corporation. The acquisition consisted of inventory, machinery and equipment, land, and building for an aggregate cost of $10,141,435, including direct costs of acquisition.

   The purchase price was allocated as follows:

                  Inventory.....................  $     650,000
                  Machinery and equipment.......      5,491,435
                  Building......................      3,845,000
                  Land..........................        155,000
                                                     ----------
                                                    $10,141,435
                                                     ==========

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996



   NOTE B - ACQUISITIONS _ Continued

   The purchase was funded through term and mortgage notes with the Company's commercial lender. The acquisition has been accounted for as a purchase and the results of operations have been included from the effective date of the acquisition. In addition, CST, LP and Philips entered into a printed circuit board ("PCB") purchase agreement in which CST, LP will manufacture and sell to Philips all of its television PCB requirements for North America for a minimum of two years. Prior to the acquisition, substantially all of the printed circuit board operation's production was utilized by Philips. Sales to Philips from the date of acquisition to April 30, 1998 were approximately $11,430,000.

   Effective November 24, 1997, the Company acquired certain of the PCB assets of Zenith Electronics Corporation ("Zenith") for $625,000, which was funded by a secured installment note with the Company's commercial lender. The Company brought some equipment into its existing Elk Grove Village, Illinois, and Greeneville, Tennessee facilities for use. During February 1998, the Company sold certain of the remaining equipment, through an auction, for approximately $474,000 net of expenses. The net gain on the sale was approximately $175,000.

   In addition, the Company and Zenith entered into a PCB purchase agreement whereby the Company will supply Zenith with 100% of the PCBs which were previously produced by Zenith's Chicago facility and a minimum of 50% of any newly designed PCBs for a period of two years, subject to competitive pricing requirements.

   NOTE C - LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following:

                                                       April 30,
                                                    1998        1997

   Revolving credit agreement (1)............  $ 11,077,536  $     -

   Mortgage notes (2)........................     8,582,785    5,888,356

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996



   NOTE C - LONG-TERM OBLIGATIONS - Continued

                                                        April 30,
                                                    1998         1997
   Various installment obligations, payable
    through September 2002 in monthly payments
    of approximately $534,000, including
    interest, collateralized by certain
    machinery and equipment.  Interest rates
    range from 7.92% to 10.5%. ..............   $13,925,601  $ 9,138,299

   Other.....................................       883,040      275,997
                                                 ----------   ----------
                                                 34,468,962   15,302,652

   Less current maturities...................     7,088,855    4,662,289
                                                 ----------   ----------
                                                $27,380,107  $10,640,363
                                                 ==========   ==========

   (1)Consists of a line of credit dated November 21, 1997 which provides for maximum borrowings of $15,000,000 ($10,000,000 at April 30, 1997), which is limited to 80% of eligible accounts receivable and 50% of eligible raw material inventories (up to $2,500,000) and 75% of eligible finished goods inventories (up to $3,000,000), at the bank's prime rate (8.5% at April 30, 1998).
      In  addition,  the Company  may  borrow in  $1,000,000  increments under this line of credit for 30, 60, or 90 days at LIBOR plus 1.75%. At April 30, 1998, $5,000,000 was borrowed at LIBOR plus 1.75% (7.8%). Interest is paid monthly. Under the agreement, $10,000,000 matures on August 31, 1999 and $5,000,000 matures on
      August 31, 1998. There were no borrowings on a similar line of credit as of April 30, 1997.

      The loan is collateralized by a security agreement covering substantially all of the assets of the Company. Certain loan covenants restrict or limit, among other things, the amount of dividends which could be paid, the amount of capital stock redemptions, and advances to and investments in related entities. Other financial covenants pertain to the maintenance of current ratio, debt to tangible net worth ratio, debt service ratio, and tangible net worth as defined. The Company was in violation of certain financial covenants at April 30, 1998, which restricts the Company's repurchase of its common stock and others which relate to tangible net worth, debt to tangible net worth ratio, and debt service ratio. These covenants have been waived by the bank, and the bank intends to renegotiate these covenants with management prior to the debt renewal date. At April 30, 1998, the Company's eligible borrowing base was approximately $14,900,000.

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996



   NOTE C - LONG-TERM OBLIGATIONS - Continued

   (2)
      At April 30, 1997, the Company was obligated on five mortgage notes, with interest ranging from 7.7% to 10.75%. During the year ended April 30, 1998, four of these mortgages were paid off with the funding of two new mortgage notes (totaling $5,100,000) which are being amortized over fifteen years at an interest rate of 8.25%. In addition, during the year ended April 30, 1998, the Company entered into a new mortgage note in the amount of $2,500,000, collateralized by its Greeneville, Tennessee facility. The note is amortized over fifteen years at an interest rate of 8.25%. At April 30, 1998, the four mortgage notes have total monthly payments of approximately $105,000, including interest.

   Scheduled annual maturities of total long-term obligations   as    of
   April 30, 1998 are as follows:

   Years ending April 30,
        1999..............................................$  7,088,855
        2000..............................................  15,376,985
        2001..............................................   2,973,807
        2002..............................................   2,229,719
        2003..............................................     800,109
        2004 and thereafter...............................   5,999,487
                                                            ----------
                                                          $ 34,468,962
                                                            ==========
   NOTE D - INCOME TAXES

   Income tax expense (benefit) consists of the following:
                                                Years ended April 30,
                                          1998      1997      1996

   Current
     Federal ......................... $(712,000) $  788,000  $1,339,000

     State ...........................  (212,000)     96,000     310,000

   Deferred...........................   293,000     333,000     269,000
                                        --------   ---------   ---------

                                       $(631,000) $1,217,000  $1,918,000
                                        ========   =========   =========

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996


   NOTE D - INCOME TAXES - Continued

   The Company's Federal income tax returns have been examined and cleared by the Internal Revenue Service through 1994. A reconciliation of the Federal statutory income tax rate to the Company's effective tax expense (benefit) rate is as follows:

                                       Percent of pretax (loss) earnings
                                             Years ended April 30,
                                             1998    1997    1996

   Statutory Federal income tax rate....... (34.0)%  34.0%   34.0%
   State income taxes, net of Federal
   benefit and state credits...............  (8.7)    3.1     4.7
   Effect of Foreign Sales Corporation.....  -       (1.2)    (.5)
   Other - net.............................   3.6      .6      .2
                                             ----    ----    ----
        Effective income tax (benefit)
           expense rate.................... (39.1)%  36.5%   38.4%
                                             ====    ====    ====

   The tax effects of existing temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets are as follows at April 30:

                                                    1998      1997
   Deferred tax assets
    Allowance for doubtful receivables .........$   57,000   $   190,000
    Employee benefits ..........................   265,000       166,000
    Accrued expenses  ..........................    90,000        89,000
                                                 ---------     ---------
                                                   412,000       445,000
   Deferred tax liabilities
    Depreciation ...............................(1,450,000)   (1,224,000)
    Equity in earnings of affiliate ............  (544,000)     (510,000)
    Unrealized gain on public stock
      offering by affiliate.....................  (196,000)     (196,000)
                                                 ---------     ---------
                                                (2,190,000)   (1,930,000)
                                                 ---------    ----------
    Net deferred tax liability ................$(1,778,000)  $(1,485,000)
                                                 =========     =========

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996



   NOTE E - EMPLOYEE BENEFIT      PLANS

   The Circuit Systems, Inc. Employee Stock Ownership Plan ("ESOP") covered substantially all domestic employees of the Company. The contribution expense for the year ended April 30, 1996 was $125,000. No contribution was made for the years ended April 30, 1998 and 1997. The plan holds 233,714 shares of Company stock as of April 30, 1998. All of these shares are allocated to participant accounts and are considered to be outstanding shares for computing the Company's weighted average number of shares outstanding. The Company approved a resolution to terminate the ESOP during June 1997 and is currently awaiting final regulatory approvals.

   The Circuit Systems, Inc. 401(k) Plan covers substantially all domestic employees of the Company who have completed one year of service. Participants may elect to defer up to 15% of their eligible compensation. The Company contributes an amount equal to 25% of the participants' deferrals, up to 6% of eligible compensation. The Company's contribution to this plan amounted to approximately $117,000, $78,000, and $79,000 for the years ended April 30, 1998,
   1997, and 1996, respectively.


   NOTE F - CONTINGENCIES

   The Company's operations are subject to extensive and rapidly changing Federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and cleanup related costs both when it is probable that a liability has been incurred and when the amount can be reasonably estimated. Although the level of future expenditures for environmental and cleanup matters is impossible to determine with any degree of probability, and while such costs could be significant within any one year, it is management's opinion that such costs, when finally determined, will not have a material adverse effect on the consolidated financial position of the Company.


   NOTE G - STOCK OPTIONS

   The 1993 Stock Option Plan was approved by shareholders of the Company in September 1993. The 1993 plan provides for the granting of a maximum of 500,000 stock options to employees of the Company at prices not less than the fair market value at the date of grant. The maximum term of an option may not exceed ten years. The options vest in 25% increments every six month period after the date of grant.

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996


   NOTE G - STOCK OPTIONS -Continued

   The 1994 Directors' Stock Option Plan was approved by the shareholders of the Company in September 1994 and reserved 100,000 shares of common stock for issuance pursuant to this plan. All directors of the Company who are not full-time employees of the Company are eligible for the plan. Each eligible director at each annual shareholders' meeting beginning in 1994 is automatically granted an option to purchase 5,000 shares of stock at an exercise price equal to the fair market value on the date of grant. The term of the options shall be ten years but may not be exercised within the first six months following the grant of the option.

   At May 1, 1995, the Company had 45,000 nonqualified stock options outstanding to certain unaffiliated investment advisors. The options were granted at the fair market value on the date of grant. During the years ended April 30, 1998 and 1996, 25,000 and 20,000 options, respectively, expired. None of the options were exercised.

   In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to account for stock-based compensation under the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, generally, no cost is recorded for stock options issued to employees unless the option price is below the fair market value at the time options are granted. The following pro forma net (loss) earnings and net (loss) earnings per share are presented for informational purposes and have been computed using the fair value method of accounting for stock-based compensation as set forth in SFAS No. 123:

                                          April 30,
                                            1998      1997        1996

   Net (loss) earnings................$  (983,192)  $2,118,950  $3,083,881
   Pro forma net (loss) earnings...... (1,221,818)   1,833,926   2,973,525
   Net (loss) earnings per share......       (.20)         .40         .58
   Pro forma net (loss) earnings per share   (.25)         .34         .56

   These  pro  forma  amounts  may  not  be  representative  of   future
   disclosures, because they do not take into effect pro forma compensation expense related to grants made before 1995. The pro forma results include expense related to the fair value of stock options estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  1998   1997    1996

   Expected dividend yield...................     0.0%   0.0%    0.0%
   Expected stock price volatility...........    50.2   82.4    71.6
   Risk-free interest rate...................     5.9    6.9     6.4
   Weighted average expected life of options.   9 years 9 years 9 years

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996



   NOTE G - STOCK OPTIONS - Continued

   Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing method does not necessarily provide a reliable single measure of the fair value of its employee stock options.

   Information relating to stock option transactions over the past three years is summarized as follows:

                           Options outstanding      Options exercisable

                                       Weighted                 Weighted
                                        average                 average
                            Number       price     Number      price per
                          outstanding     per      exercisable   share
                                         share


  Balance, May 1, 1995 .   240,000       $5.96     127,500       $6.00
    Granted ............   120,000        3.71
    Exercised ..........       -         -
    Canceled ...........       -         -
                           -------
  Balance, April 30, 1996  360,000        5.21     260,000       $5.65
    Granted ............   120,000        6.39
    Exercised ..........       -         -
    Canceled ...........       -         -
                           -------
  Balance, April 30, 1887  480,000        5.51     380,000       $5.40
    Granted ............    70,000        4.34
    Exercised ..........       -         -
    Canceled ...........    30,000        4.23
                           -------
  Balance, April 30, 1998  520,000        5.42     445,000       $5.50

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996



   NOTE G - STOCK OPTIONS - Continued

   Further information about stock options outstanding at April 30, 1998 can be summarized as follows:

                       Options outstanding                 Options
                                                           exercisable

                               Weighted      Weighted               Weightrd
                               average       average                average
    Range of     Number       remaining       price      Number      price
    exercise   outstanding    contractual      per    exercisable     per
     prices                      life         share                  share

   $3.25 to       170,000      8.01 years    $3.83      120,000      $3.71
   $4.50
    4.51 to       150,000      6.79 years     5.37      150,000       5.37
    5.90
    5.91 to       200,000      7.00 years     6.82      175,000       6.84
    8.00          -------                               -------

                  520,000                               445,000
                  =======                               =======

   NOTE H - MAJOR CUSTOMERS

   Sales to individual unaffiliated customers, which exceeded 10% of net sales, were approximately $23,413,000, $11,430,000, and $8,151,000 for the year ended  April 30, 1998,  $16,231,000 and $12,909,000  for the year ended April 30, 1997, and $12,089,000 and $7,880,000 for the year ended April 30, 1996. Sales to affiliates are separately identified in note I. The percentage composition of the accounts receivable for these customers bears a similar relationship to net sales.


   NOTE I - RELATED PARTY AND SIGNIFICANT SUBSIDIARY INFORMATION

   During the year ended April 30, 1997, the Company sold 68,000 shares of common stock of SigmaTron International, Inc. ("SGMA") and recognized a gain on the sale of approximately $1,093,000. The Company currently holds 488,413 shares, or approximately 17% of the outstanding stock of SGMA, and continues to account for this investment under the equity method. The quoted market price per share of SGMA was $8.813 on April 30, 1998.

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996



   NOTE I  -  RELATED PARTY  AND  SIGNIFICANT SUBSIDIARY  INFORMATION  -
   Continued

   Transactions and balances with this unconsolidated affiliate as of and for the years ended April 30, 1998, 1997, and 1996 are as follows:

                                         1998        1997        1996

   Investment in affiliate............$2,930,595  $2,841,193  $2,587,609
   Accounts receivable................ 1,108,513     727,986     628,641
   Net sales.......................... 6,380,000   6,895,000   4,755,000
   Rental income......................   402,000     339,000     302,000

   The Company subleases a portion of one of its manufacturing facilities to SGMA. The lease has a base rental of $29,987 per month and requires SGMA to pay maintenance, utilities, and real estate taxes. The lease continues through February 2001 and has a five-year renewal option. In addition, SGMA leases additional warehouse space from the Company for $3,500 per month.

   The following is summarized financial information for SGMA, as of and for the years ended April 30:

                                       1998        1997       1996

   Current assets..................$32,203,952  $28,719,612  $27,946,589
   Noncurrent assets............... 16,437,254   13,368,827   10,431,900
   Current liabilities............. 11,495,266    7,070,627    9,662,064
   Noncurrent liabilities.......... 19,542,549   18,003,168   15,947,886
   Net sales....................... 85,650,598   87,216,343   69,558,384
   Gross profit ...................  8,456,834   12,639,082   10,142,298
   Net earnings....................    525,892    3,255,058    2,366,822

   Circuit Systems, Inc. and Subsidiaries
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
   April 30, 1998, 1997, and 1996



   NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

   The unaudited quarterly results of operations are as follows for the fiscal years ended April 30,

   1998
                                         Quarter ended
                           July 31,  October 31,   January 31,   April 30,

   Net sales.............$12,922,618  $20,473,136  $18,833,070  $22,744,272
   Gross profit..........    639,060    2,231,011    1,521,905    1,604,358
   Net (loss) earnings...   (502,286)     216,654     (249,039)    (448,521)
   Net (loss) earnings per
   share - basic.........       (.10)         .04         (.05)        (.09)
   Net (loss) earnings per
    share - diluted......       (.10)         .04         (.05)        (.09)

   1997
                                         Quarter ended
                           July 31,  October 31,  January 31,    April 30,

   Net sales.............$14,335,410  $18,399,817  $16,623,829  $14,055,285
   Gross profit..........  1,956,889    2,073,489    2,828,218    1,478,233
   Net earnings..........    224,162      319,744      745,566      829,478
   Net earnings per
   share - basic.........        .04          .06          .14          .16
   Net earnings per
   share - diluted.......        .04          .06          .14          .16

                                      SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS
                       Years ended April 30, 1998, 1997, and 1996


                                             Additions

                            Balanced    Charged  Charged              Balance
                               at      to costs  to other Deduction   at end
                            beginning    and     accounts    (1)       of
                            of period  expenses                       period

Allowance for doubtful
 receivables:
  Year ended April 30, 1998  $500,000    $15,165  $  -   $365,165   $150,000

  Year ended April 30, 1997   475,000     36,760     -     11,760    500,000

  Year ended April 30, 1996   350,000    377,158     -    252,158    475,000




   Note (1) Uncollectable receivables charged off, net of recoveries.

                             Index to Exhibits


   3.1 Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration
        Statement on Form S-18, File No. 2 _ 9915C filed on July 22,
        1985.)

   3.2  Articles of Amendment to the Articles of Incorporation.
        (Incorporated herein by reference to Exhibit 19.1 of Form 10K for the year ended April 30, 1988.)

   3.3 By-Laws of the Company, as amended (as of September 6, 1991.) (Incorporated herein by reference to Exhibit 3.3 of Form 10K for the year ended April 30, 1994.)

   10.1 Employee Stock Ownership Plan dated as of January 1, 1989. (Incorporated herein by reference to Exhibit 10.11 of Form 10-K for the year ended April 30, 1989.)

   10.2 1993 Stock Option Plan.  (Incorporated herein by reference to
        Exhibit 10.11 of Form 10-K for the year ended April 30, 1993.)

   10.3 1994 Director's Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the year ended April 30, 1994.)

   10.4 Master Lease Agreement between Company and NBD Elk Grove Bank (for equipment finance). (Incorporated herein by reference to Exhibit 10.12 of Form 10-K for the year ended April 30, 1995.)

   10.5 Joint Venture Agreement dated September 4, 1995 by and between Circuit Systems, Inc. and Gujarat Apollo Industries and Finance Limited. (Incorporated here and by reference to Exhibit 10.18 of Form 10-K for the year ended April 10, 1996.)

   10.6 Industrial Lease Agreement dated as of February 29, 1996 by and between Circuit Systems, Inc. and SigmaTron International, Inc.
         (Incorporated here and by reference to Exhibit 10.19 of Form 10-K for the year ended April 30, 1996.)

   10.7 Real Estate and Asset Purchase and Sale Agreement between
        Circuit Systems of Tennessee, L.P. and Philips Electronics North America Corporation dated July 27, 1997. (Incorporated herein by reference to Exhibit 2.1 of Form 8-K dated July 24, 1997.)

   10.8 Loan and Security Agreement, Revolving Credit Note and
        Additional Credit Facility Note dated as of November 21, 1997 with American National Bank and Trust Company of Chicago.

   21   Subsidiaries of the Registrant