Form 10-Q
period 1998-07-31
CIRCUIT SYSTEMS INC
filed 1998-09-14
CIK 773657

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington,  D.C.    20549

                              Form  10 - Q
   (Mark  One)

       X       QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                    For the period ended July 31, 1998.

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.
                    For the transition period from     to       .

                        Commission file number 0-15407

                             Circuit Systems, Inc.
             (Exact name of registrant as specified in charter)

               Illinois                                   36-2663010
   (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

   2350 East Lunt Avenue, Elk Grove Village, Illinois             60007
     (Address of principal executive offices)                  (Zip Code)

   (847)  439 - 1999
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


   APPLICABLE ONLY  TO CORPORATE  ISSUERS:      Indicate the  number  of
   shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 31, 1998: 4,352,292

                            CIRCUIT SYSTEMS, INC.
                              AND SUBSIDIARIES

                                   INDEX


                                                                   Page
                                                                  Number
   PART   I.              FINANCIAL  INFORMATION

   Item 1.     Financial  Statements

           Consolidated Condensed Balance Sheets .................   3

           Consolidated Condensed Statements of Operations .......   4

           Consolidated Condensed Statements of Cash Flows .......   5

           Notes to Consolidated Condensed Financial Statements ..   6

   Item 2.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       8

   Item 3.     Quantitative and Qualitative Disclosures about Market
           Risks .................................................   11


   PART  II. OTHER  INFORMATION

   Item  6.     Exhibits and Reports on Form 8-K.................    11


   SIGNATURES....................................................    12

                          CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                (UNAUDITED)
                                                7/31/98        4/30/98
           ASSETS
   CURRENT ASSETS
       CASH AND CASH EQUIVALENTS.......      $    243,704   $  1,531,526
       ACCOUNTS RECEIVABLE, LESS
           ALLOWANCE OF $150,000.......        11,622,450     14,286,084
       INVENTORIES
           RAW MATERIALS...............         3,188,628      3,118,101
           WORK IN PROCESS.............         2,182,018      2,533,346
           FINISHED GOODS..............         3,413,261      2,863,661
                                                8,783,907      8,515,108

     REFUNDABLE INCOME TAXES...........         1,044,124      1,150,000
       DEFERRED INCOME TAXES...........           330,000        330,000
       PREPAID EXPENSES................           604,736        572,082
              TOTAL CURRENT ASSETS.....        22,628,921     26,384,800

   INVESTMENT IN AFFILIATE..............        2,934,384      2,930,595
   PROPERTY, PLANT AND EQUIPMENT - AT COST
       BUILDING AND IMPROVEMENTS........       13,412,819     13,686,852
       MACHINERY AND EQUIPMENT..........       42,570,869     43,073,334
       AUTOMOTIVE EQUIPMENT.............           85,481         98,938
                                               56,069,169     56,859,124
          LESS ACCUMULATED DEPRECIATION.       23,946,968     22,740,838
                                               32,122,201     34,118,286
             LAND.......................        2,506,703      2,693,089
                                               34,628,904     36,811,375
   OTHER ASSETS
       DEPOSITS AND SUNDRY..............        1,202,164      1,479,927
                                             $ 61,394,373   $ 67,606,697
   LIABILITIES AND SHAREHOLDERS'S EQUITY
   CURRENT LIABILITIES
       CURRENT MATURITIES OF L/T
        OBLIGATIONS...................       $  5,794,002   $  7,088,855
       ACCOUNTS PAYABLE...............          6,901,438     10,203,540
       ACCRUED LIABILITIES............          2,602,057      1,880,966
       INCOME TAXES PAYABLE...........                  -              -
      TOTAL CURRENT LIABILITIES........        15,297,497     19,173,361

   LONG-TERM OBLIGATIONS...............        26,425,507     27,380,107
   DEFERRED INCOME TAXES...............         2,283,000      2,108,000
   MINORITY INTEREST..................                  -        417,878

   SHAREHOLDERS' EQUITY
        COMMON STOCK.................           2,453,459      2,554,579
        RETAINED EARNINGS............          14,934,910     16,107,750
        CUMULATIVE FOREIGN CURRENCY
            TRANSLATION ADJUSTMENT......                -      (134,978)
                                               17,388,369     18,527,351

                                             $ 61,394,373  $  67,606,697

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                THREE MONTHS ENDED
                                            7/31/98             7/31/97
   NET SALES......................      $ 22,553,713        $  12,922,618

   COST OF GOODS SOLD.............        19,501,218           12,283,558

       GROSS PROFIT...............         3,052,495              639,060

   SALES AND MARKETING EXPENSES....          794,165              640,089
   ADMINISTRATIVE EXPENSES.........          913,051              588,355
   RESTRUCTURING CHARGE............        1,520,000                    -
                                           3,227,216            1,228,444

       OPERATING LOSS..............         (174,721)            (589,384)

   OTHER (INCOME) DEDUCTIONS
       INTEREST EXPENSE............          727,179              354,993
       EQUITY IN EARNINGS OF
        UNCONSOLIDATED AFFILIATE...           (3,789)             (32,528)
       MINORITY INTEREST IN LOSS
        OF SUBSIDIARY..............          (31,782)             (28,375)
       RENTAL INCOME...............         (104,060)             (90,860)
       SUNDRY......................           11,690              (18,328)
                                             599,238              184,902

       LOSS BEFORE INCOME TAXES....         (773,959)            (774,286)

   INCOME TAX BENEFIT..............         (275,000)            (272,000)

       NET LOSS....................     $   (498,959)     $      (502,286)

   PER SHARE DATA:

       NET LOSS PER COMMON SHARE-BASIC     $    (.11)         $      (.10)

       NET LOSS PER COMMON SHARE-DILUTED   $    (.11)         $      (.10)


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                   7/31/98         7/31/97
 CASH FLOW FROM OPERATING ACTIVITIES:
     NET LOSS..............................     $  (498,959)    $  (502,286)

     ADJUSTMENTS TO RECONCILE NET LOSS TO
      NET CASH PROVIDED BY OPERATING ACTIVITIES:
           DEPRECIATION.....................      1,302,416         979,320
           GAIN ON SALE OF EQUIPMENT........             --            (325)
           MINORITY INTEREST IN LOSS OF
            SUBSIDIARY.....................         (31,782)        (28,375)
           DEFERRED INCOME TAXES...........         175,000         (38,000)
           EQUITY IN EARNINGS OF UNCONSOLIDATED
            AFFILIATE......................          (3,789)        (32,528)

       CHANGES IN ASSETS AND LIABILITIES, NET OF
        EFFECTS FROM ACQUISITION AND DIVESTITURE
               ACCOUNTS RECEIVABLE..........      2,279,298         535,518
               INVENTORIES..................       (529,438)        113,983
               PREPAID EXPENSES.............        (32,654)          3,362
               OTHER ASSETS...  ............        244,456        (382,687)
               ACCOUNTS PAYABLE AND ACCRUED
                LIABILITIES.................     (2,114,463)        153,618
                    TOTAL ADJUSTMENTS.......      1,289,044       1,303,886

               NET CASH PROVIDED BY OPERATIONS.     790,085         801,600

   CASH FLOWS FROM INVESTING ACTIVITIES:
           CAPITAL EXPENDITURES...............     (746,814)       (456,169)
           MINORITY INTEREST CAPITAL
            CONTRIBUTION TO SUBSIDIARY........           --          16,911
           PAYMENT FOR PURCHASE OF PRINTED
            CIRCUIT BOARD OPERATION OF PHILIPS.          --     (10,150,000)
           PROCEEDS FROM SALE OF EQUIPMENT.....          --             325

           NET CASH USED IN INVESTING ACTIVITIES   (746,814)    (10,588,933)

   CASH FLOWS FROM FINANCING ACTIVITIES:
           NET (PAYMENTS) BORROWINGS UNDER LINE
            OF CREDIT .........................    (189,900)      1,315,463
           REPURCHASE OF COMMON STOCK..........          --        (633,012)
           PROCEEDS FROM LONG-TERM OBLIGATIONS.     365,750      10,426,363
           PAYMENTS ON LONG-TERM OBLIGATIONS...  (1,514,269)     (1,297,111)

           NET CASH (USED IN) PROVIDED BY
                      FINANCING ACTIVITIES.....  (1,338,419)      9,811,703

   EFFECT OF FOREIGN EXCHANGE RATE CHANGES.....       7,326           5,067

   (DECREASE) INCREASE  IN CASH..............    (1,287,822)         29,437

   CASH AT THE BEGINNING OF THE PERIOD.......     1,531,526         294,204
   CASH AT THE END OF THE PERIOD.............   $   243,704     $   323,641


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
   CASH PAID (RECEIVED) DURING THE PERIOD FOR:
           INTEREST..........................   $   689,461     $   401,139
           INCOME TAXES......................      (105,876)        189,227
   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
       AND FINANCING ACTIVITIES:
      DIVESTITURE OF NET INVESTMENT IN CIRCUIT
      SYSTEMS (INDIA) LIMITED AND CIRCUIT SIGMA
      INDIA LIMITED IN  SATISFACTION OF CERTAIN
      ACCRUED LIABILITIES AND REPURCHASE OF
      COMMON STOCK............................  $ 1,270,049     $        --


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                           CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

    1. These interim Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company's April 30, 1998 Annual Report and Form 10-K.

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

    4. The following table illustrates a reconciliation of the basic and diluted earnings per share calculations:



                                                Three Months Ended
                                                       7/31/97

         Net Loss                                       $  (502,286)

                                           Shares      Per Share Amount

         Basic Loss per Share            5,097,843      $      (.10)
         Effect of Dilutive Securities:
             Stock Options                    N/A               N/A
         Diluted Loss per Share          5,097,843      $      (.10)


                                                Three Months Ended
                                                       7/31/98

         Net Loss                                       $  (498,959)


                                           Shares      Per Share Amount

         Basic Loss per Share            4,503,296      $      (.11)
         Effect of Dilutive Securities:
             Stock Options                    N/A               N/A
         Diluted Loss per Share          4,503,296      $      (.11)

                          CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


   5. Effective for the quarter ended July 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an entity report, by major components and as a single total, the change in its net assets during the period from non-shareholder resources. Total comprehensive income for the quarter ended July 31, 1998 and 1997 was $(417,973) and $(499,246), respectively.

   6. Effective July 27, 1998, the Company's executive vice president resigned as an officer and director of the Company. In connection therewith, the Company agreed to repurchase the
        181,181 shares held by him for $775,000 and entered into severance and non-compete agreements and agreed to sell to him its 70% interest in Circuit Systems (India) Limited and its 100% interest in Circuit Sigma India Limited.

        In addition, during the quarter ended July 31, 1998, the Company recorded a restructuring charge of approximately $1,520,000, relating to a reorganization of the Company's management and plant operations. The majority of the restructuring charge relates to severance and termination benefits for its executive vice president and five other managers and supervisors.

   7. On August 25, 1998, the Company announced that it entered into a nonbinding letter of intent with the three shareholders of Silicon Valley Printed Circuits ("SVPC") of Santa Clara, California, to acquire the assets and assume certain liabilities of SVPC. SVPC specializes in quick turnaround production for both prototype and low to medium volume orders. The estimated purchase price will be $7,000,000 plus the assumption of certain liabilities. The purchase price will be funded utilizing $3,000,000 of collateralized bank borrowings plus $4,000,000 in subordinated notes from SVPC and its three shareholders. The acquisition is expected to be closed during the Company's second quarter.

                          CIRCUIT SYSTEMS, INC.
                            AND SUBSIDIARIES

                  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
           OF  FINANCIAL  CONDITION  AND RESULTS  OF  OPERATIONS

   This discussion contains forward-looking statements that involve risks and uncertainties, The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's Annual Report on Form 10-K for the year ended April 30, 1998. Reliance on these forward-looking statements reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. The Company does not intend to update these forward-looking statements.

   Reference to "IL" hereinafter refers to the Company's Illinois operations only; reference to "CST" refers to Circuit Systems of Tennessee; reference to "CSIL" refers to Circuit Systems (India) Limited.

   Net sales for the quarter ended July 31, 1998, were $22,554,000, increasing by 75% when compared to $12,923,000 for the same quarter last year. The net sales of IL, CST, and CSIL for fiscal 1999 were $16,737,000, $5,205,000 and $612,000, respectively, as compared to
   $12,585,000, $270,000 and  $68,000, respectively,  for  fiscal  1998.
   CST sales for the quarter ended July 31, 1997 were included from July 28, 1997, the date of acquisition. The increase in sales is primarily due to sales from the CST facility as well as an increase in net sales of $4,152,000 for IL, which is due to new or increased activity from new customers as well as increased demand from the current customer base. Net sales to five customers accounted for approximately $13,818,000 or 61% for the quarter ended July 31, 1998, compared to three customers representing approximately $7,580,000 or 59% of net sales for the same quarter last year.

   Gross profit for the quarter was $3,052,000 or 13.5% of net sales, compared to $639,000 or 4.9% of net sales for the same quarter last year. The increase in the gross profit is primarily due to the increase in the net sales as well as a decrease in the material and labor costs as a percentage of net sales which is attributable to better operating efficiencies and yields. Overhead expenses have increased by approximately $2,100,000 due to the addition of the CST facility and an increased infrastructure in IL. Overall, margins have and will continue to be impacted as a result of continued pricing pressures, partially stemming from the "Asian economic crisis". Realignment of certain manufacturing processes and the administrative offices continued during the first quarter and will continue over the next several quarters.

   Sales and marketing and administrative expenses for the quarter were $1,707,000 or 7.6% of net sales, compared to $1,228,000 or 9.5% of net sales for the same quarter last year. The decrease in expenses as a percentage of net sales is due to the increased sales and revenue to Philips not being subject to commission which resulted in a decrease of commissions as a percent of net sales from 3.3% in fiscal 1998 to 2.6% in fiscal 1999.

   Operating expenses in fiscal 1999 also included a restructuring charge of $1,520,000 relating to the reorganization of the Company's management and plant operations. The majority of the charge relates to severance and other termination benefits for an executive vice president and five other managers and supervisors. Excluding the restructuring charge, income from operations was $1,345,000 or 6.0% of net sales in fiscal 1999 compared to a loss from operations of $589,000 or 4.6% of net sales in fiscal 1998.

   Other deductions-net was $599,000 for the current quarter compared to $185,000 for the same quarter last year. Interest expense increased to $727,000 in fiscal 1999 from $355,000 in fiscal 1998 due to the Philips acquisition in July 1997 and increased borrowings under the line of credit to fund the additional working capital needs of the IL and CST operations and the Company's stock repurchase during fiscal 1998. The equity in the earnings of SigmaTron decreased to $4,000 for the current quarter compared to $33,000 for the same period last year.

   The effective income tax rate for the quarter ended July 31, 1998 is 35.5%, compared to the 1997 rate of 35.1%. The lower effective income tax rates are due to the inability to recognize the tax effects of certain foreign net operating losses.

   The net loss and diluted loss per share for the quarter ended July 31, 1998 were $499,000 and $.11, respectively, compared to net loss and diluted loss per share of $502,000 and $.10, respectively, for the same period last year.

                          CIRCUIT SYSTEMS, INC.
                            AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


   LIQUIDITY  AND  CAPITAL  RESOURCES

   The Company has historically financed its operations, capital expenditures and debt payment requirements through its line of credit, other collateralized borrowings and cash generated from operations.

   For the quarter ended July 31, 1998, the Company renewed its line of credit of $15,000,000, consisting of $10,000,000, which matures August 31, 2000 and $5,000,000, which matures on August 31, 1999. The line bears interest at the bank's prime rate (8.5% at July 31,
   1998) or the Company may borrow in $1,000,000 increments for 30, 60 or 90 days at LIBOR plus 3%. The maximum borrowings of $15,000,000 is limited to 80% of eligible accounts receivable, 75% of eligible finished goods inventory (not to exceed $2,500,000) and $3,000,000 (based on equipment valuation). At July 31, 1998, there was approximately $2,300,000 of unused credit available under the line of credit. The agreement contains certain covenants which have been amended, which restrict the amount of dividends the Company could pay, capital stock redemptions, and capital expenditures. Other financial covenants pertain to the maintenance of current ratio, debt to tangible net worth ratio, debt service ratio and tangible net worth as defined. The Company was in violation of its capital stock redemption covenant which has been waived by the bank.

   Effective July 27, 1998, the Company's executive vice president resigned as an officer and director of the Company. In connection therewith, the Company agreed to repurchase the 181,181 shares held by him for $775,000 and entered into severance and non-compete agreements and agreed to sell to him its 70% interest in Circuit Systems (India) Limited and its 100% interest in Circuit Sigma India Limited. The net cash outlay to the former officer is approximately $400,000.

   The Company has purchase commitments as of July 31, 1998 of approximately $3,600,000 for future deliveries of machinery and equipment and $400,000 for building and office improvements/furniture for the 2400 E. Lunt Avenue property. The Company is in the process of moving its administrative staff, training and conference rooms to this location. The Company intends to finance such purchases through collateralized borrowings and existing cash flow. The amount of anticipated capital expenditures will frequently change based on future changes in business plans.

   On August 25, 1998, the Company announced that it entered into a nonbinding letter of intent with the three shareholders of Silicon Valley Printed Circuits ("SVPC") of Santa Clara, California, to acquire the assets and assume certain liabilities of SVPC. SVPC specializes in quick turnaround production for both prototype and low to medium volume orders. The estimated purchase price will be $7,000,000 plus the assumption of certain liabilities. The purchase price will be funded utilizing $3,000,000 of collateralized bank borrowings plus $4,000,000 in subordinated notes from SVPC and its three shareholders. The acquisition is expected to be closed during the Company's second quarter.

   The Company's backlog at July 31, 1998 is approximately $20,000,000, which included approximately $8,000,000 for CST, compared to $18,790,000 at July 31, 1997. Backlog is comprised of orders for which artwork has been received, a delivery date has been scheduled and the Company anticipates it will manufacture and deliver the order. The majority of the July 31, 1998 backlog is scheduled to be shipped within approximately 4 months. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customers' orders and the Company's scheduled production and delivery dates. A significant portion of the Company's backlog at any time may be subject to cancellation or postponement without penalty.

   YEAR 2000 COMPLIANCE

   During the  first  quarter,  the  Company  continued  its  Year  2000 compliance project as previously discussed in its 1998 Form 10-K. The Company recently hired an independent consulting firm and the evaluation phase process has begun whereby the firm will verify the inventory of all existing Company hardware application as well as the relevant software portfolio required to run these applications such as operating systems, workstations, source codes, databases, data files, etc.

   The Company believes that the costs of the Year 2000 compliance project are consistent with its previous estimates.

   The Company anticipates completion of the Year 2000 project by early 1999. The Company's assessments and plans to complete it's Year 2000 project are based upon management's best estimates, which were derived utilizing presently available information and numerous assumptions about future events such as availability of certain resources, ability to identify and correct relevant codes and other uncertainties. The Company believes that its compliance with Year 2000 issues will not have a material impact on its business, operations or financial condition.

   Item 3.  Quantitative and Qualitative Disclosures about Market Risks

        Not  Applicable.

                      PART II -   OTHER  INFORMATION


   Item  6.  Exhibits and Reports on Form 8-K

         (a)Exhibits

         (b)Reports on Form 8-K

            Form 8-K filed July 27, 1998, regarding the resignation of its executive vice president/director, repurchase of his stockholdings and severance/non-compete agreements.

                          CIRCUIT  SYSTEMS,  INC.
                             AND  SUBSIDIARIES



                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, registrant's principal financial officer, thereunto duly authorized.



                                       Circuit Systems, Inc.
                                       (registrant)


                                       /s/   James E. Robbs
                                             James E. Robbs
                                          Chief Financial Officer
                                          (Principal Financial Officer)


   September 11,  1998