Form 10-Q
period 1998-10-31
CIRCUIT SYSTEMS INC
filed 1998-12-15
CIK 773657

UNITED  STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.    20549

                                Form  10 - Q
  (Mark  One)

      X   QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR
          15  (d)  OF  THE  SECURITIES EXCHANGE  ACT  OF  1934.
            For  the  period  ended  October  31,  1998.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For  the  transition  period  from        to       .

                       Commission  file  number  0-15407

                           Circuit  Systems,  Inc.
            (Exact  name  of  registrant  as  specified  in  charter)

            Illinois                                       36-2663010
   (State of other jurisdiction                         (I.R.S.  Employer
   of incorporation or organization)                   Identification No.)

  2400 East Lunt Avenue, Elk Grove Village, Illinois           60007
      (Address of principal executive offices)              (Zip  Code)

                                                 2350 E. Lunt Avenue
  (847)  439 - 1999                         Elk Grove Village, IL 60007
  (Registrant's  telephone  number,         (Former  name, former  address
    including  area  code)                and former fiscal year, if changed
                                            since  last  report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period subject to such filing requirements for the past 90 days. Yes X No .

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

  APPLICABLE  ONLY  TO  CORPORATE ISSUERS:    Indicate the number of shares
  outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 1998, 4,120,167.

                             CIRCUIT  SYSTEMS,  INC.
                              AND  SUBSIDIARIES

                                    INDEX

                                                                        Page
                                                                       Number
  PART   I.              FINANCIAL  INFORMATION

  Item 1.  Financial  Statements

             Consolidated Condensed Balance Sheets                        3

             Consolidated Condensed Statements of Operations              4

             Consolidated Condensed Statements of Cash Flows              5

             Notes to Consolidated Condensed Financial Statements         6


  Item 2.  Management's Discussion and Analysis of Financial Condition    8
             and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks   11


  PART  II.  OTHER  INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                            11


  SIGNATURES                                                             12


                            CIRCUIT  SYSTEMS,  INC.
                                AND  SUBSIDIARIES
                    CONSOLIDATED  CONDENSED  BALANCE  SHEETS
                                   (UNAUDITED)

                                                     10/31/98     4/30/98
                                                   ----------   ----------
                   ASSETS
      CURRENT ASSETS
          CASH AND CASH EQUIVALENTS . . . . . .   $   368,193  $ 1,531,526
          ACCOUNTS RECEIVABLE, LESS ALLOWANCE
              OF $150,000. . . . . . . . . . . .   14,417,943   14,286,084
          INVENTORIES
              RAW MATERIALS. .  . .  . . . . . .    3,191,737    3,118,101
              WORK IN PROCESS. . . . . . . . . .    2,339,685    2,533,346
              FINISHED GOODS. . .  . . . .          3,371,293    2,863,661
                                                   ----------   ----------
                                                    8,902,715    8,515,108

           REFUNDABLE INCOME TAXES . . . . . . .    1,044,124    1,150,000
           DEFERRED INCOME TAXES. . . . . . . .       330,000      330,000
           PREPAID EXPENSES. . . . . . . . . . .      611,075      572,082
                                                   ----------   ----------
              TOTAL CURRENT ASSETS. . . . . . .    25,674,050   26,384,800

       INVESTMENT IN AFFILIATE. . . . . . . . . .    3,005,592   2,930,595

      PROPERTY, PLANT AND EQUIPMENT - AT COST
          BUILDING AND IMPROVEMENTS. . . . . . .   13,691,197   13,686,852
          MACHINERY AND EQUIPMENT. . . . . . . .   44,985,135   43,073,334
          AUTOMOTIVE EQUIPMENT. . . . . . . . .        85,481       98,938
                                                   ----------   ----------
                                                   58,761,813   56,859,124
              LESS ACCUMULATED DEPRECIATION. . .   25,237,568   22,740,838
                                                   ----------   ----------
                                                   33,524,245   34,118,286

              LAND. . . . . . . . . . . . . . .     2,506,703    2,693,089
                                                   ----------   ----------
                                                   36,030,948   36,811,375
      OTHER ASSETS
          DEPOSITS AND SUNDRY. . . . . . . . . .    1,042,207    1,479,927
                                                   ----------   ----------
              TOTAL ASSETS. . . . . . . . . . .   $65,752,797  $67,606,697
                                                   ==========   ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


          LIABILITIES AND SHAREHOLDERS  EQUITY

      CURRENT LIABILITIES
          CURRENT MATURITIES OF L/T OBLIGATIONS.  $ 5,555,492  $ 7,088,855
          ACCOUNTS PAYABLE. .. . . . . . . . . .    8,979,474   10,203,540
          ACCRUED LIABILITIES. . . . . . . . . .    2,790,667    1,880,966
          INCOME TAXES PAYABLE . . . . . . . . .      527,018       -
                                                   ----------   ----------
              TOTAL CURRENT LIABILITIES. . . . .   17,852,651   19,173,361

      LONG-TERM OBLIGATIONS. . . . . . . . . . .   27,861,974   27,380,107
      DEFERRED INCOME TAXES. . . . . . . . . . .    2,283,000    2,108,000
      MINORITY INTEREST. . . . . . . . . . . . .          -        417,878

      SHAREHOLDERS  EQUITY
          COMMON STOCK. . . . . . . . . . .  . .    2,301,468    2,554,579
          RETAINED EARNINGS. . . . . . . . . . .   15,453,704   16,107,750
          CUMULATIVE FOREIGN CURRENCY
              TRANSLATION ADJUSTMENT.  . . . . .          -       (134,978)
                                                   ----------   ----------
                   TOTAL SHAREHOLDERS' EQUITY. .   17,755,172   18,527,351
                                                   ----------   ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $65,752,797  $67,606,697
                                                   ==========   ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                            CIRCUIT  SYSTEMS,  INC.
                               AND  SUBSIDIARIES
              CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS
                                  (UNAUDITED)

                            THREE MONTHS ENDED          SIX MONTHS ENDED
                           10/31/98    10/31/97      10/31/98     10/31/97
                           ----------  ----------    ----------   ----------
  NET SALES. . . . . . .  $25,101,583 $20,473,136   $47,655,296  $33,395,754

  COST OF GOODS SOLD. . .  21,021,036  18,242,125    40,522,254   30,525,683
                           ----------  ----------    ----------   ----------
      GROSS PROFIT. . . .   4,080,547   2,231,011     7,133,042    2,870,071

  SALES AND MARKETING
  EXPENSES. . . . . . . .     843,767     729,079     1,637,932    1,369,168
  ADMINISTRATIVE EXPENSES     741,038     645,503     1,654,089    1,233,858
  RESTRUCTURING CHARGE. .       -             -       1,520,000          -
                           ----------  ----------    ----------   ----------
                            1,584,805   1,374,582     4,812,021    2,603,026
                           ----------  ----------    ----------   ----------
      OPERATING INCOME. .   2,495,742     856,429     2,321,021      267,045

  OTHER(INCOME)DEDUCTIONS
      INTEREST EXPENSE. .     712,725     661,154     1,439,904    1,016,157
      GAIN ON SALE OF
      EQUIPMENT. . . . .          -          (325)          -           (325)
      EQUITY IN EARNINGS
        OF UNCONSOLIDATED
        AFFILIATE. . . .      (71,208)    (45,960)      (74,997)     (78,488)
      MINORITY INTEREST IN
        LOSS OF SUBSIDIARY.       -       (22,817)      (31,782)     (51,192)
      RENTAL INCOME. . .     (100,460)   (118,460)     (204,520)    (209,320)
      SUNDRY. . . . . . .      (6,950)     (1,827)        4,740      (20,155)
                           ----------  ----------    ----------   ----------
                              534,107     471,775     1,133,345      656,677
                           ----------  ----------    ----------   ----------
      EARNINGS (LOSS)
       BEFORE INCOME TAXES  1,961,635     384,654     1,187,676     (389,632)

  INCOME TAX EXPENSE
   (BENEFIT)                  722,000     168,000       447,000     (104,000)
                           ----------  ----------    ----------   ----------
     NET EARNINGS (LOSS). $ 1,239,635 $   216,654   $   740,676  $  (285,632)

  PER SHARE DATA

  NET EARNINGS (LOSS) PER
   COMMON SHARE - BASIC   $      0.29 $      0.04   $      0.17  $     (0.06)
                           ==========  ==========    ==========   ==========
  NET EARNINGS (LOSS) PER
   COMMON SHARE - DILUTED.$      0.29 $      0.04   $      0.17  $     (0.06)
                           ==========  ==========    ==========   ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          CIRCUIT  SYSTEMS,  INC.
                             AND  SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                (UNAUDITED)
                                                    SIX MONTHS ENDED
                                               10/31/98           10/31/97
                                              ----------       ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     NET EARNINGS (LOSS). . . . . . . . .    $   740,676      $  (285,632)
     ADJUSTMENTS TO RECONCILE NET
      EARNINGS (LOSS) TO NET CASH PROVIDED
      BY (USED IN) OPERATING  ACTIVITIES:
      DEPRECIATION. . . . . . . . . . . .      2,593,016        2,166,059
      GAIN ON SALE OF PROPERTY & EQUIPMENT           -               (325)
      DEFERRED INCOME TAXES. . . . . . .         175,000          (64,000)
      MINORITY INTEREST IN LOSS OF
       SUBSIDIARY. . . . .. . . . . . .          (31,782)         (51,192)
      EQUITY IN EARNINGS OF
       UNCONSOLIDATED AFFILIATE . . . .          (74,997)         (78,488)

      CHANGES IN ASSETS AND LIABILITIES,
       NET OF EFFECTS FROM ACQUISITION AND
       DIVESTITURE:
      ACCOUNTS RECEIVABLE. . . . . . . .        (516,195)      (5,870,026)
      INVENTORIES. . . . . . . . . . . .        (648,246)      (1,521,035)
      PREPAID EXPENSE. . . . . . . . . .         (38,993)          15,848
      OTHER ASSETS . . . . . . . . . . .         404,413         (115,954)
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES   679,201        2,280,617
                                              ----------       ----------
             TOTAL ADJUSTMENTS . . . . .       2,541,417       (3,238,496)
                                              ----------       ----------
             NET CASH PROVIDED BY (USED
              IN) OPERATIONS . . . . . .       3,282,093       (3,524,128)

 CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES. . . . . . . .      (3,439,458)      (1,497,275)
     PROCEEDS FROM SALE OF EQUIPMENT . .             -                325
     MINORITY INTEREST CAPITAL
      CONTRIBUTION TO SUBSIDIARY. . . . .            -             12,047
     PAYMENT FOR PURCHASE OF PRINTED
      CIRCUIT BOARD OPERATION OF PHILIPS             -        (10,150,000)
                                              ----------       ----------
   NET CASH USED IN INVESTING ACTIVITIES.     (3,439,458)     (11,634,903)


 CASH FLOWS FROM FINANCING ACTIVITIES:
   NET BORROWINGS UNDER LINE OF CREDIT. .      2,543,240        8,331,778
   PROCEEDS FROM LONG-TERM OBLIGATIONS. .        365,750       10,898,632
   REPURCHASE OF COMMON STOCK . . . . . .       (872,832)      (1,075,721)
   PAYMENTS ON LONG-TERM OBLIGATIONS. . .     (3,049,452)      (2,649,005)
                                              ----------       ----------
           NET CASH (USED IN) PROVIDED BY
            FINANCING ACTIVITIES. . . . .     (1,013,294)      15,505,684

 EFFECT OF FOREIGN EXCHANGE RATE CHANGES.          7,236           (6,284)
                                              ----------       ----------
 (DECREASE) INCREASE IN CASH. . . . . . .     (1,163,333)         340,369

 CASH AT THE BEGINNING OF THE PERIOD. . .      1,531,526          294,204
                                              ----------       ----------
 CASH AT THE END OF THE PERIOD. . . . . .    $   368,193      $   634,573
                                              ==========       ==========

 SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  CASH PAID (RECEIVED) DURING THE PERIOD FOR:
         INTEREST. . . . . . . . . . . .     $ 1,403,799      $ 1,001,514
         INCOME TAXES. . . . . . . . . .        (105,876)         320,227

 SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    DIVESTITURE OF NET INVESTMENT IN CIRCUIT
     SYSTEMS(INDIA) LIMITED AND CIRCUIT SIGMA
     INDIA LIMITED IN SATISFACTION OF CERTAIN
     ACCRUED LIABILITIES AND REPURCHASE OF
     COMMON STOCK. . . . . . . . . . . .     $ 1,270,049      $         -


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

   4. The following table illustrates a reconciliation of the basic and diluted earnings per share calculations.

                                   Three Months Ended       Six Months Ended
                                       10/31/97                10/31/97

  Net Earnings (Loss)                        $ 216,654              $(285,632)
                                              ========               ========
                                    Shares   Per Share     Shares   Per Share
                                              Amount                 Amount
                                   ---------  --------   ---------   --------
Basic Earnings (Loss) per Share    5,015,741 $    0.04   5,056,792  $   (0.06)
Effect of Dilutive Securities:
    Stock Options                     29,297       -          N/A        N/A
                                   ---------  --------   ---------   --------
Diluted Earnings (Loss) per Share  5,045,038 $    0.04   5,056,792  $   (0.06)
                                   =========  ========   =========   ========

                                   Three Months Ended       Six Months Ended
                                       10/31/98                10/31/98

  Net Earnings                              $1,239,635              $ 740,676
                                             =========               ========

                                    Shares   Per Share     Shares   Per Share
                                              Amount                 Amount
                                   ---------  --------   ---------   --------
Basic Earnings (Loss) per Share    4,281,228  $   0.29   4,425,262  $    0.17
Effect of Dilutive Securities:
    Stock Options                         -          -          -          -
                                   ---------  --------   ---------   --------
Diluted Earnings (Loss) per Share  4,281,228  $   0.29   4,425,262  $    0.17
                                   =========  ========   =========   ========

                          CIRCUIT SYSTEMS,  INC.
                            AND  SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

   5. Effective for the quarter ended July 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an entity report, by major components and as a single total, the change in its net assets during the period from non-shareholder resources. Total comprehensive income
        (loss) for the three months and six months ended October 31, 1998 was $1,239,635 and $821,662, respectively, and for the three months and six months ended October 31, 1997 was $209,844 and $(289,402) , respectively.

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

   7. On August 25, 1998, the Company announced that it entered into a nonbinding letter of intent with the three shareholders of Silicon Valley Printed Circuits ("SV") of Santa Clara, California, to acquire the assets and assume certain liabilities of SV. SV specializes in quick turnaround production for both prototype and low to medium volume orders. Through the Company's newly formed subsidiary, SVPC Circuit Systems, Inc. ("SVPC"), the acquisition was completed on December 7, 1998 with an effective date of December 1, 1998. The purchase price was $7,000,000 plus the assumption of certain liabilities of approximately $5,000,000. The purchase price will be funded utilizing $3,000,000 of collateralized bank borrowings (due to SV on January 4, 1999) plus $4,000,000 in subordinated notes, payable over 60 months. The acquisition will be accounted for as a purchase. The purchase price, including direct costs of acquisition, will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when all of the necessary information becomes available. Results of operations for SVPC will be included with those of the Company for periods subsequent to the effective date of the acquisition. The excess of the purchase price over the net assets acquired, which is expected to exceed $6,000,000, will be amortized to operations over 10 years.

        In consideration of the acquisition of SV, the Company's commercial lender increased the line of credit to $18,000,000 during December, 1998. The overall line consists of $15,000,000, which matures August 31, 2000 and $3,000,000, which matures on August 31, 1999. The line has various pricing grids (based on certain debt to tangible net worth ratios), which will initially bear interest at the bank's prime rate (7.75% at November 30, 1998) plus 1/4% , or the Company may borrow $1,000,000 increments at LIBOR plus 3%. The maximum borrowings of $18,000,000 is limited to 80% of eligible accounts receivable, 75% of eligible finished goods (not to exceed $2,500,000) and 50% of eligible raw material inventory (not to exceed $2,500,000).


                          CIRCUIT  SYSTEMS,  INC.
                            AND  SUBSIDIARIES

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's Annual Report on Form 10-K for the year ended April 30, 1998. Reliance on these forward-looking statements reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. The Company does not intend to update these forward-looking statements.

         Reference to "IL" hereinafter refers to the Company's Illinois operations only; reference to "CST" refers to Circuit Systems of Tennessee; reference to "CSIL" refers to Circuit Systems (India) Limited.

         Net sales for the quarter ended October 31, 1998, were $25,102,000, increasing by 23% when compared to $20,473,000 for the same quarter last year. The net sales of IL, CST, and CSIL for fiscal 1999 were $17,668,000, $7,434,000 and $0, respectively, as compared to $14,376,000, $5,992,000 and $105,000, respectively, for fiscal 1998. The increase in sales is primarily due to new or increased activity from new customers as well as increased demand from the current customer base. Net sales to three customers accounted for approximately $15,980,000 or 64% for the quarter ended October 31, 1998, compared to five customers representing approximately $15,969,000 or 78% of net sales for the same quarter last year.

         Gross profit for the quarter was $4,081,000 or 16.3% of net sales, compared to $2,231,000 or 10.9% of net sales for the same quarter last year. The increase in the gross profit is primarily due to the increase in the net sales as well as a decrease in the material and labor costs as a percentage of net sales which is attributable to better operating efficiencies and yields. Overhead expenses have increased by approximately $1,300,000 partially due to the overall increased infrastructure of the Company's facilities. Overall, margins have and will continue to be impacted as a result of continued pricing pressures, primarily from Asian competition.


         The net sales for the six months ended October 31, 1998 were $47,655,000, increasing by 43% from $33,396,000 for the same period last year. CST sales for the 1997 period were included from July 28, 1997, the date of acquisition. The net sales of IL, CST and CSIL for fiscal 1999 were $34,405,000, $12,638,000 and $612,000, respectively, as compared to $26,961,000, $6,262,000 and $173,000, respectively, for fiscal 1998. Net sales to three individual customers accounted for approximately 58% compared to the same period last year in which four customers accounted for approximately 66% of net sales. The gross profit for the six months ended October 31, 1998 was $7,133,000 or 15.0% of net sales, compared to $2,870,000 or
         8.6% of net sales for the same period in the prior year. The gross profit for the Company was affected by the same factors as noted above.

         Sales and marketing, and administrative expenses for the three and six months ended October 31, 1998, were $1,585,000 or 6.3% of net sales and $3,292,000 or 6.9% of net sales, respectively, compared to $1,375,000 or 6.7% of net sales and $2,603,000 or 7.8% of net sales, respectively, for the same periods last year. The decrease in expenses as a percentage of net sales is partially due to a majority of CST revenue base not being subject to sales commissions as well as the overall increase in Company sales.

                           CIRCUIT SYSTEMS,  INC.
                             AND  SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Operating expenses for the six months ended October 31, 1998 also included a restructuring charge of $1,520,000 (which was recorded in the first quarter) relating to the reorganization of the Company's management and plant operations. The majority of the charge relates to severance and other termination benefits for an executive vice president and five other managers and supervisors. Excluding the restructuring charge, income from operations was $3,841,000 or 8.1% of net sales for the six months ended October 31, 1998 compared to income from operations of $267,000 or 0.8% of net sales in the prior year.

         Other deductions-net for the three and six months ended October 31, 1998, were $534,000 and $1,133,000, respectively, compared to $472,000 and $657,000, respectively, for the same periods in the prior year. Interest expense increased to $713,000 and $1,440,000, respectively, in 1998, compared to $661,000 and $1,016,000, respectively, for the same periods last year. The increase is due to the debt incurred to acquire the Phillip's operation in July 1997 and increased borrowing under the line of credit to fund the additional working capital needs of the IL and CST operations and the Company's stock repurchases during fiscal 1998 and 1999.

         The effective income tax rate for the six months ended October 31, 1998 is 37.6%, compared to the 1997 rate of (26.7)%. The lower effective tax rate in 1997 was due to the inability to recognize the tax effects of certain foreign net operating losses.

         The net earnings and diluted earnings per share for the three months and six months ended October 31, 1998, were $1,240,000 or $.29, and $741,000 or $.17, compared to net earnings (loss) and diluted earnings (loss) per share of $217,000 or $.04 and $(286,000) or $(.06) for the three and six month periods in the prior year.


         LIQUIDITY  AND  CAPITAL  RESOURCES

         The Company has historically financed its operations, capital expenditures, stock repurchases and debt payment requirements through its line of credit, other collateralized borrowings and cash generated from operations.

                           CIRCUIT SYSTEMS,  INC.
                             AND  SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Effective December 1, 1998, the Company, through its newly formed subsidiary, SVPC Circuit Systems, Inc., completed the acquisition of assets and assumption of certain liabilities of Silicon Valley Printed Circuits ("SV") of Santa Clara, California. SV specializes in quick turnaround production for both prototype and low to medium volume orders. The purchase price was $7,000,000 plus the assumption of certain liabilities of approximately $5,000,000. The purchase price will be funded utilizing $3,000,000 of collateralized bank borrowings (due to SV on January 4, 1999) plus $4,000,000 in subordinated notes payable over 60 months. The acquisition will be accounted for as a purchase. The purchase price, including direct costs of acquisition, will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values when all of the necessary information becomes available. Results of operations for SVPC will be included with those of the Company for periods subsequent to the effective date of the acquisition. The excess of the purchase price over the net assets acquired, which is expected to exceed $6,000,000, will be amortized to operations over 10 years.

         In consideration of the acquisition of SV, the Company's commercial lender increased the line of credit to $18,000,000 during December 1998. The overall line consists of $15,000,000, which matures August 31, 2000 and $3,000,000, which matures on August 31, 1999. The line has various pricing grids (based on certain debt to tangible net worth ratios), which will initially bear interest at the bank's prime rate (7.75% at November 30,
         1998)plus 1/4% or the Company may borrow in $1,000,000 increments at LIBOR plus 3%. The maximum borrowings of $18,000,000 is limited to 80% of eligible accounts receivable, 75% of eligible finished goods (not to exceed $2,500,000) and 50% of eligible raw material inventory (not to exceed $2,500,000). At October 31, 1998, there was approximately $1,380,000 of unused credit available under the line of credit (based upon a total facility of $15,000,000 at October 31, 1998). The agreement contains certain covenants which have been amended, which restrict the amount of dividends the Company could pay, capital stock redemptions, and capital expenditures. Other financial covenants pertain to the maintenance of specified current debt to tangible net worth and debt service ratio and tangible net worth as defined. The Company was in violation of its capital stock redemption covenant which has since been waived by the bank.

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

         The Company has purchase commitments as of October 31, 1998 of approximately $3,400,000 for future deliveries of machinery and equipment and building improvements/furniture for the 2400 E.
         Lunt Avenue property. The Company has completed the move of a majority of its administrative staff to this location. The Company intends to finance such purchases through collateralized borrowings and existing cash flow. The amount of anticipated capital expenditures will frequently change based on future changes in business plans.

                           CIRCUIT SYSTEMS,  INC.
                             AND  SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Company's backlog at October 31, 1998 is approximately $16,419,000, which included approximately $4,900,000 for CST, compared to $18,615,000 at October 31, 1997, which included approximately $6,230,000 for CST. Backlog is comprised of orders for which artwork has been received, a delivery date has been scheduled and the Company reasonably anticipates it will manufacture and deliver the order. The majority of the October 31, 1998 backlog is scheduled to be shipped within approximately 4 months. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customers' orders and the Company's scheduled production and delivery dates. A significant portion of the Company's backlog at any time may be subject to cancellation or postponement without penalty.

         YEAR 2000 COMPLIANCE

         During the first six months, the Company continued its Year 2000 compliance project as previously discussed in its 1998 Form 10-
         K. The Company has hired an independent consulting firm and the evaluation phase process has begun whereby the firm will verify the inventory of all existing Company hardware application as well as the relevant software portfolio required to run these applications such as operating systems, workstations, source codes, databases, data files, etc.

         The Company believes that the costs of the Year 2000 compliance project are consistent with its previous estimates.

         The Company anticipates completion of the Year 2000 project by mid 1999. The Company's assessments and plans to complete its Year 2000 project are based upon management's best estimates, which were derived utilizing presently available information and numerous assumptions about future events such as availability of certain resources, ability to identify and correct relevant codes and other uncertainties. The Company believes that its compliance with Year 2000 issues will not have a material impact on its business, operations or financial condition.

         Item 3.   Quantitative and  Qualitative Disclosures  about Market
         Risks

             Not  Applicable.


                               PART II -   OTHER  INFORMATION


         Item  6.  Exhibits and Reports on Form 8-K

                (a)Exhibits

                (b)Reports on Form 8-K
                   None.

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


        December 15, 1998