Form 10-Q
period 1999-01-31
CIRCUIT SYSTEMS INC
filed 1999-03-16
CIK 773657

UNITED  STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                         Washington,  D.C.   20549

                             Form  10 - Q
  (Mark  One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For  the  period  ended  January   31,  1999.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
            For  the  transition  period  from    to      .

                      Commission  file  number  0-15407

                           Circuit  Systems,  Inc.
            (Exact  name  of  registrant  as  specified  in  charter)

            Illinois                                     36-2663010
  (State  or  other  jurisdiction                    (I.R.S.  Employer
   of  incorporation  or  organization)              Identification No.)

  2400 East Lunt Avenue, Elk Grove Village, Illinois        60007
  (Address of principal executive offices)               (Zip  Code)

        (847)  439 - 1999
  (Registrant's telephone number,          (Former name, former addressand
  including area code)                     former fiscal year, if changed
                                           since last report)

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

  APPLICABLE ONLY TO CORPORATE  ISSUERS:     Indicate the number of  shares
  outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 1999, 3,944,358

                             CIRCUIT  SYSTEMS,  INC.
                                AND  SUBSIDIARIES
                                     INDEX

                                                                  Page
                                                                 Number
      PART   I.              FINANCIAL  INFORMATION

      Item 1. Financial  Statements

                Consolidated Condensed Balance Sheets ................ 3

                Consolidated Condensed Statements of Operations ...... 4

                Consolidated Condensed Statements of Cash Flows ...... 5

                Notes to Consolidated Condensed Financial Statements.. 6

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ................... 8

      Item 3. Quantitative and Qualitative Disclosures about
               Market Risks .......................................... 12

      PART II. OTHER  INFORMATION

      Item 6. Exhibits and Reports on Form 8-K........................ 12


      SIGNATURES...................................................... 13

                         CIRCUIT  SYSTEMS,  INC.
                            AND  SUBSIDIARIES
                CONSOLIDATED  CONDENSED  BALANCE  SHEETS
                               (UNAUDITED)

                                                    1/31/99       4/30/98
                                                   ----------   -----------
                  ASSETS
     CURRENT ASSETS
         CASH AND CASH EQUIVALENTS . . .          $   876,009  $  1,531,526
         ACCOUNTS RECEIVABLE, LESS ALLOWANCE
          OF $175,000 AND $150,000, RESPECTIVELY   13,973,482    14,286,084
         INVENTORIES
             RAW MATERIALS. . . . . . . . . . .     3,709,649     3,118,101
             WORK IN PROCESS.. . . . . . . . .      2,985,954     2,533,346
             FINISHED GOODS. . . . . . . . . .      2,129,813     2,863,661
                                                   ----------   -----------
                                                    8,825,416     8,515,108

          REFUNDABLE INCOME TAXES. . . . . . .      1,020,000     1,150,000
          DEFERRED INCOME TAXES. . . . . . . .        330,000       330,000
          PREPAID EXPENSES. . . . . . . . . . .       130,864       572,082
                                                   ----------   -----------
             TOTAL CURRENT ASSETS. . . . . . .     25,155,771    26,384,800

       INVESTMENT IN AFFILIATE. . . . . . . . .     3,047,017     2,930,595

       PROPERTY, PLANT AND EQUIPMENT - AT COST
         BUILDING AND IMPROVEMENTS. . . . . .      14,959,733    13,686,852
         MACHINERY AND EQUIPMENT. . . . . . .      51,138,025    43,073,334
         AUTOMOTIVE EQUIPMENT. . . . . . . . .        111,081        98,938
                                                   ----------   -----------
                                                   66,208,839    56,859,124
             LESS ACCUMULATED DEPRECIATION.        26,765,617    22,740,838
                                                   ----------   -----------
                                                   39,443,222    34,118,286
             LAND. . . . . . . . . . . . . . .      3,040,453     2,693,089
                                                   ----------   -----------
                                                   42,483,675    36,811,375
     OTHER ASSETS
         GOODWILL, NET . . . . . . . . . . .        6,552,812          -
         DEPOSITS AND SUNDRY. . . . . . . . .         992,733     1,479,927
                                                   ----------   -----------
             TOTAL OTHER ASSETS . . . . . . .       7,545,545     1,479,927
                                                   ----------   -----------
               TOTAL ASSETS. .. . . . . . . .     $78,232,008   $67,606,697
                                                   ==========    ==========

         LIABILITIES AND SHAREHOLDERS. EQUITY

     CURRENT LIABILITIES
         CURRENT MATURITIES OF L/T OBLIGATIONS.   $ 7,081,000  $  7,088,855
         ACCOUNTS PAYABLE. . .. . . . . . . . .     8,245,170    10,203,540
         ACCRUED LIABILITIES. . . . . . . . . .     2,261,138     1,880,966
         INCOME TAXES PAYABLE. . . . . . . . .         71,894         -
                                                   ----------   -----------
             TOTAL CURRENT LIABILITIES.. .         17,659,202    19,173,361

     LONG-TERM OBLIGATIONS. . . . . . . . . .      41,339,211    27,380,107
     DEFERRED INCOME TAXES. . . . . . . . . .       2,283,000     2,108,000
     MINORITY INTEREST. . . .  . . . . . . . .            -         417,878

     SHAREHOLDERS. EQUITY
         COMMON STOCK. . . . . . . . . . . . .      2,228,526     2,554,579
         RETAINED EARNINGS. . . . . . . . . . .    14,722,069    16,107,750
         CUMULATIVE FOREIGN CURRENCY
           TRANSLATION ADJUSTMENT. . . . . . .            -        (134,978)
                                                   ----------   -----------
             TOTAL SHAREHOLDERS. EQUITY. . . .     16,950,595    18,527,351
                                                   ----------   -----------
     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.  $78,232,008   $67,606,697
                                                   ==========    ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                               CIRCUIT  SYSTEMS,  INC.
                                  AND  SUBSIDIARIES
                 CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS
                                     (UNAUDITED)


                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                1/31/99      1/31/98      1/31/99      1/31/98
                              ----------   ----------   ----------   ----------
NET SALES. . . . .           $20,708,764  $18,833,070  $68,364,060  $52,228,824

COST OF GOODS SOLD. .. .      18,744,032   17,311,165   59,266,286   47,836,848
                              ----------   ----------   ----------   ----------
    GROSS PROFIT. . . .        1,964,732    1,521,905    9,097,774    4,391,976

SALES AND MARKETING EXPENSES     898,339      675,658    2,536,271    2,044,826
ADMINISTRATIVE EXPENSES. . .     930,672      638,196    2,584,761    1,872,064
RESTRUCTURING CHARGE . . . .         ---          ---    1,520,000          ---
                              ----------   ----------   ----------   ----------
                               1,829,011    1,313,854    6,641,032    3,916,880
    OPERATING INCOME. . . .      135,721      208,051    2,456,742      475,096

OTHER (INCOME) DEDUCTIONS
    INTEREST EXPENSE. . . .      931,312      679,202    2,371,216    1,695,359
    INTEREST RECEIVED . . .      (37,895)      (2,785)     (39,733)      (8,894)
    GAIN ON SALE OF EQUIPMENT        ---          ---          ---         (325)
    EQUITY IN EARNINGS OF
    UNCONSOLIDATED AFFILIATE.    (41,425)      (1,803)    (116,422)     (80,291)
    RENTAL INCOME . . . . . .    (94,347)    (100,460)    (298,867)    (309,780)
    MINORITY INTEREST IN LOSS
        OF SUBSIDIARY.  . . .        ---      (10,404)     (31,782)     (61,596)
    SUNDRY. . . . . .           (160,303)      24,340     (153,725)      10,294
                              ----------   ----------   ----------   ----------
                                 597,342      588,090    1,730,687    1,244,767

    EARNINGS (LOSS) BEFORE
INCOME TAXES. . . . . . . .     (461,621)    (380,039)     726,055     (769,671)

INCOME TAX EXPENSE (BENEFIT)    (142,000)    (131,000)     305,000     (235,000)
                              ----------   ----------   ----------   ----------
    NET EARNINGS (LOSS).     $  (319,621) $  (249,039) $   421,055  $  (534,671)
                              ==========   ==========   ==========   ==========
PER SHARE DATA

    NET EARNINGS (LOSS) PER
COMMON SHARE - BASIC . . .   $     (0.08)  $    (0.05)   $      .10  $    (0.11)
                              ==========   ==========   ==========   ==========

    NET  EARNINGS (LOSS) PER
COMMON SHARE - DILUTED . .   $     (0.08)  $    (0.05)   $      .10  $    (0.11)
                              ==========   ==========   ==========   ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                         CIRCUIT  SYSTEMS,  INC.
                            AND  SUBSIDIARIES
                CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                               (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                   1/31/99         1/31/98
                                                  ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINGS (LOSS). . . . . . . . . .      $     421,055    $   (534,671)
   ADJUSTMENTS TO RECONCILE NET EARNINGS
    (LOSS) TO NET CASH PROVIDED BY (USED
    IN) OPERATING  ACTIVITIES:
      DEPRECIATION AND AMORTIZATION .....         4,225,715       3,365,862
      GAIN ON SALE OF PROPERTY & EQUIPMENT              ---            (325)
      DEFERRED INCOME TAXES .............           175,000         (73,000)
      MINORITY INTEREST IN LOSS OF SUBSIDIARY       (31,782)        (61,596)
      EQUITY IN EARNINGS OF UNCONSOLIDATED
        AFFILIATE ................                 (116,422)        (80,291)

CHANGES IN ASSETS AND LIABILITIES, NET OF
  EFFECTS FROM  ACQUISITION AND DIVESTITURE:
    ACCOUNTS RECEIVABLE .................         1,220,094      (4,197,423)
    INVENTORIES .........................          (101,811)     (1,601,878)
    PREPAID EXPENSES ....................           467,759        (108,618)
    OTHER ASSETS ........................           522,276        (239,150)
    ACCOUNTS PAYABLE AND  ACCRUED LIABILITIES    (2,989,836)      2,504,733
                                                  ---------      ----------
                   TOTAL ADJUSTMENTS ....         3,370,993        (491,686)
                                                  ---------      ----------
  NET CASH PROVIDED BY (USED IN) OPERATIONS       3,792,048      (1,026,357)


CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES. . . . . . . . .          (7,626,307      (2,442,128)
  PROCEEDS FROM SALE  OF PROPERTY & EQUIPMENT          ---              325
  MINORITY INTEREST CAPITAL CONTRIBUTION TO
    SUBSIDIARY ......................                  ---
  BUSINESS ACQUISITIONS, NET OF CASH ACQUIRED    (2,751,955)    (10,150,000)
                                                  ---------      ----------
     NET CASH USED IN INVESTING ACTIVITIES      (10,378,262)    (12,591,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET BORROWINGS UNDER LINE OF CREDIT             5,016,903       9,648,118
  ACQUISITION OF STOCK ...............           (1,357,789)     (2,833,045)
  PROCEEDS FROM LONG-TERM OBLIGATIONS            11,123,521      11,249,198
  PAYMENTS ON LONG-TERM OBLIGATIONS ..           (8,859,264)     (3,769,619)
                                                  ---------      ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES     5,923,371      14,294,652

EFFECT OF FOREIGN EXCHANGE RATE CHANGES               7,326         (34,377)
                                                  ---------      ----------
(DECREASE) INCREASE IN CASH                        (655,517)        642,122

CASH AT THE BEGINNING OF THE PERIOD. . .          1,531,526         294,204
                                                  ---------      ----------
CASH AT THE END OF THE PERIOD. . . . . .      $     876,009    $    936,326
                                                  =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 CASH PAID (RECEIVED) DURING THE PERIOD FOR:
           INTEREST ........................  $   2,277,594    $  1,674,472
           INCOME TAXES ....................        183,124         936,326
 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   DIVESTITURE OF NET INVESTMENT IN CIRCUIT
    SYSTEMS (INDIA) LIMITED AND CIRCUIT SIGMA
    INDIA LIMITED IN SATISFACTION OF CERTAIN
    ACCRUED LIABILITIES AND REPURCHASE OF
    COMMON STOCK                              $   1,270,049    $        ---
   SUBORDINATED DEBT TO SELLER IN CONJUNCTION
    WITH BUSINESS ACQUISITION                 $   4,000,000    $        ---


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

       Revenue is recognized by the Company at the time the product is shipped or in the case of consigned inventory, when placed into the customer's manufacturing process.

       4. The following table illustrates a reconciliation of the basic and diluted earnings per share calculations.


                                   Three Months Ended     Nine Months Ended
                                         1/31/98               1/31/98
                                         -------               -------
Net Earnings (Loss)                          $(249,039)           $(534,671)
                                              ========             ========

                                    Shares   Per Share   Shares   Per Share
                                               Amount               Amount
                                   ---------   ------   ---------   -------
Basic Earnings (Loss) per Share    5,015,741  $ (0.05)  5,056,792  $  (0.11)
Effect of Dilutive Securities:
  Stock Options                          N/A      N/A         N/A       N/A
                                   ---------   ------   ---------   -------
Diluted Earnings (Loss) per Share  5,015,741  $ (0.05)  5,056,792  $  (0.11)
                                   =========   ======   =========   =======


                                   Three Months Ended     Nine Months Ended
                                         1/31/99              1/31/99
                                         -------              -------
Net Earnings (Loss)                          $(319,621)           $ 421,055
                                              ========             ========

                                    Shares   Per Share   Shares   Per Share
                                               Amount               Amount
                                   ---------   ------   ---------   -------
Basic Earnings (Loss) per Share    4,060,874  $ (0.08)  4,303,799  $   0.10
Effect of Dilutive Securities:
  Stock Options                          N/A      N/A         ---       ---
                                   ---------   ------   ---------   -------
Diluted Earnings (Loss) per Share  4,060,874  $ (0.08)  4,303,799  $   0.10
                                   =========   ======   =========   =======

                               CIRCUIT SYSTEMS,  INC.
                                  AND  SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


     5. Effective for the quarter ended July 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an entity report, by major components and as a single total, the change in its net assets during the period from non-shareholder resources. Total comprehensive income (loss) for the three months and nine months ended January 31, 1999 was $ (319,621) and $502,041, respectively, and for the three months and nine months ended January 31, 1998 was $(265,895) and $(555,297), respectively.

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

     7. On August 25, 1998, the Company announced that it entered into a nonbinding letter of intent with the three shareholders of Silicon Valley Printed Circuits ("SV") of Santa Clara, California, to acquire the assets and assume certain liabilities of SV. SV specializes in quick turnaround production for both prototype and low to medium volume orders. Through the Company's newly formed subsidiary, SVPC Circuit Systems, Inc. ("SVPC"), the acquisition was completed on December 7, 1998 with an effective date of December 1, 1998. The purchase price was $7,000,000 plus the assumption of certain liabilities of approximately $5,000,000. The purchase price was funded utilizing $3,000,000 of collateralized bank borrowings (paid to SV on January 5, 1999) plus $4,000,000 in subordinated notes, payable over 60 months. The acquisition will be accounted for as a purchase. The purchase price, including direct costs of acquisition, was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Results of operations for SVPC is included with those of the Company since December 1, 1998. The excess of the purchase price over the net assets acquired, which is approximately $6,655,000, is being amortized to operations over 10 years.

     The fair value of assets acquired, net of liabilities assumed or created is as follows.


     Current assets, other than cash acquired              $(1,831,000)
     Plant and equipment                                    (3,872,000)
     Purchase price in excess of net assets acquired        (6,656,000)
     Liabilities assumed and seller subordinated debt        9,607,000
                                                            ----------
     Cash paid, net of cash acquired                       $(2,752,000)
                                                            ==========

     The prior operating results of SV were maintained on a cash basis and it is therefore impracticable to provide interim proforma results of operations from the beginning of the Company's fiscal year on a combined basis.

     8. As of January 4, 1999, the Company changed its lead commercial lender and entered into a line of credit agreement of $18,000,000 and a term note in the amount of $7,000,000. The term note of $7,000,000 was utilized to pay off term debt of approximately $2,560,000 to the Company's previous lender, $3,000,000 for the asset purchase from SV and the remaining amount to reduce line of credit borrowings.

                               CIRCUIT SYSTEMS,  INC.
                                 AND  SUBSIDIARIES


     Item 2.   MANAGEMENT'S   DISCUSSION   AND   ANALYSIS  OF  FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

     This discussion contains forward-looking statements that involve risks and uncertainties, including Year 2000 matters. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's Annual Report on Form 10-K for the year ended April 30, 1998. Reliance on these forward-looking statements reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. The Company does not intend to update these forward-looking statements.

     Reference to "IL" hereinafter refers to the Company's Illinois operations only; reference to "CST" refers to Circuit Systems of Tennessee; reference to "CSIL" refers to Circuit Systems (India) Limited; reference to "SVPC" refers to SVPC Circuit Systems, Inc.

     Net sales for the quarter ended January 31, 1999, were $20,709,000, increasing by 10% when compared to $18,833,000 for the same quarter last year. The net sales of IL, CST, SVPC and CSIL for the fiscal 1999 quarter were $15,108,000, $3,226,000 , $2,375,000 and $0, respectively, as compared to $14,162,000, $4,685,000, $0 and $256,000, respectively, for the fiscal 1998 quarter. SVPC sales for the 1999 period were included from December 1, 1998, the date of acquisition. The increase in sales is primarily due to the inclusion of SVPC sales from December 1, 1998, increased activity within the IL customer base, which was partially offset by a $1,459,000 decrease in TN sales due to an unanticipated slowdown in the consumer electronics customer base in early November. Net sales to four customers accounted for approximately $11,753,000 or 57% for the quarter ended January 31, 1999, compared to four customers representing approximately 62% of net sales for the same quarter last year.

     Gross profit for the quarter was $1,965,000 or 9.5% of net sales, compared to $1,522,000 or 8.1% of net sales for the same quarter last year. The increase in the gross profit is primarily due to the increase in the net sales as well as a decrease in the material and labor costs as a percentage of net sales which is attributable to improved operating efficiencies and yields. This was partially offset by an increase in overhead expenses due to the overall increased infrastructure and capacity of the Company's facilities. Margins have and will continue to be impacted as a result of continued pricing pressures, primarily from Asian competition.

     The net sales for the nine months ended January 31, 1999 were $68,364,000, increasing by 31% from $52,229,000 for the same period last year. CST sales for the 1998 period were included from July 28, 1997, the date of acquisition and SVPC sales for the 1999 period were included from December 1, 1998, the effective date of acquisition. The net sales of IL, CST, SVPC and CSIL for fiscal 1999 were $49,514,000, $15,863,000, $2,375,000, and $612,000,
     respectively, as  compared  to  $41,123,000,  $10,677,000,  $0   and
     $429,000 , respectively, for fiscal 1998. Net sales to four individual customers accounted for approximately 61% compared to the same period last year in which four customers accounted for approximately 63% of net sales. The gross profit for the nine months ended January 31, 1999 was $9,098,000 or 13.3% of net sales, compared to $4,392,000 or 8.4% of net sales for the same period in the prior year. The gross profit for the Company was affected by the same factors as noted above.

     Sales and marketing, and administrative expenses for the three and nine months ended January 31, 1999, were $1,829,000 or 8.8% of net sales and $5,121,000 or 7.5% of net sales, respectively, compared to $1,314,000 or 7.0% of net sales and $3,917,000 or 7.5% of net sales, respectively, for the same periods last year. 1999 quarterly and year to date expenses have increased in total due to the inclusion of SVPC from December 1998, which amounted to approximately $470,000, including amortization of goodwill of approximately $105,000.In addition, the year to date expenses have increased due to increased commissions on a larger commissionable sales base as well as the inclusion of CST for the full period in 1999.

     Operating expenses for the nine months ended January 31, 1999 also included a restructuring charge of $1,520,000 (which was recorded in the first quarter) relating to the reorganization of the
     Company's management and plant operations. The majority of the charge relates to severance and other termination benefits for an executive vice president and five other managers and supervisors. Excluding the restructuring charge, income from operations was $3,977,000 or 5.8% of net sales for the nine months ended January 31, 1999, compared to income from operations of $475,000 or .9% of net sales in the prior year.

     Other deductions-net for the three and nine months ended January 31, 1999, were $598,000 and $1,731,000, respectively, compared to $588,000 and $1,245,000, respectively, for the same periods in the prior year. Interest expense increased to $931,000 and $2,371,000, respectively, in 1999, compared to $679,000 and $1,695,000, respectively, for the same periods last year. The increase is due to the debt incurred to acquire the Philip's operation in July 1997 and the SVPC operation in December 1998 and increased borrowings under the line of credit to fund the additional working capital needs and the Company's stock repurchases during fiscal 1998 and 1999.

     The effective income tax rate for the nine months ended January 31, 1999 is 42.0%, compared to the 1998 rate of (30.5)%. The 1999 rate is higher than the federal and state statutory rates due to the inability to utilize the state tax benefit on the SVPC loss and the inability to recognize the tax effect of a foreign net operating loss. The lower effective tax benefit rate in 1998 was due to the inability to recognize the tax effects of certain foreign net operating losses.

     The net earnings (loss) and diluted earnings (loss) per share for the three months and nine months ended January 31, 1999, were $(320,000) or $(0.08), and $421,000 or $0.10, compared to net loss and diluted loss per share of $(249,000) or $(.05) and $(535,000) or $(.11) for the three and nine month periods in the prior year.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically financed its operations, capital expenditures, stock repurchases and debt payment requirements through its line of credit, other collateralized borrowings and cash generated from operations.

     Effective December 1, 1998, the Company, through its newly formed subsidiary, SVPC Circuit Systems, Inc., completed the acquisition of assets and assumption of certain liabilities of Silicon Valley Printed Circuits ("SV") of Santa Clara, California. SV specializes in quick turnaround production for both prototype and low to medium volume orders. The purchase price was $7,000,000 plus the assumption of certain liabilities of approximately $5,000,000. The purchase price was funded utilizing $3,000,000 of collateralized bank borrowings (paid to SV on January 5, 1999) plus $4,000,000 in subordinated notes, payable over 60 months. The acquisition is accounted for as a purchase. The purchase price, including direct costs of acquisition, has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Results of operations for SVPC have been included with those of the Company since December 1, 1998, the date of the acquisition. The excess of the purchase price over the net assets acquired of approximately $6,656,000, is being amortized to operations over 10 years.

     As of January 4, 1999, the Company changed its commercial lender and entered into a line of credit agreement of $18,000,000 and a term note of $7,000,000. The maximum borrowings of $18,000,000 is limited to 85% of eligible accounts receivable, 75% of eligible finished goods (not to exceed $2,500,000) and 50% of eligible raw material inventory (not to exceed $2,000,000). At January 31, 1999, the line of credit was fully utilized. The agreement contains certain covenants, which restrict the amount of dividends the Company could pay, capital stock redemptions, and capital expenditures. Other financial covenants pertain to the maintenance of specified debt to tangible net worth and debt service ratios and minimum EBITDA and tangible net worth as defined.

     Effective July 27, 1998, the Company's executive vice president resigned as an officer and director of the Company. In connection therewith, the Company agreed to repurchase the 181,181 shares owned by him for $775,000 and entered into severance and non-compete agreements and agreed to sell to him its 70% interest in Circuit Systems (India) Limited and its 100% interest in Circuit Sigma India Limited. The net cash outlay to the former officer is approximately $400,000, which is payable in August 1998 and April 1999.

     In November 1998, the Company received minority status certification from the Chicago Minority Business Development Council, Inc.

     The Company has purchase commitments as of January 31, 1999 of approximately $2,900,000 for future deliveries of machinery and equipment. The Company has completed the move of a majority of its administrative staff to the 2400 E. Lunt Avenue property. In addition, the Company has purchase commitments of approximately $1,200,000 for future deliveries of machinery and equipment, installation of equipment purchased through auction earlier in the year, and other capital improvements to the 2450 E. Lunt Avenue property. The Company intends to initially dedicate production within this facility to automotive related customers and has received purchase orders from United Technologies Automotive for certain production within this facility. The Company intends to finance such capital expenditures through collateralized borrowings and existing cash flow. The amount of anticipated capital expenditures will frequently change based on future changes in business plans.

     The Company's backlog at January 31, 1999 is approximately $15,127,000, which included approximately $5,654,000 for CST and $450,000 for SVPC, compared to $18,135,000 at January 31, 1998, which included approximately $5,670,000 for CST. Backlog is comprised of orders for which artwork has been received, a delivery date has been scheduled and the Company reasonably anticipates it will manufacture and deliver the order. The majority of the
     January 31, 1999 backlog, excluding SVPC, is scheduled to be shipped within approximately 4 months. SVPC's backlog is generally scheduled to be shipped within three weeks. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customers' orders and the Company's scheduled production and delivery dates. A significant portion of the Company's backlog at any time may be subject to cancellation or postponement without penalty.

     YEAR 2000 COMPLIANCE

     During the first nine months of fiscal 1999, the Company continued its Year 2000 compliance project as previously discussed in its 1998 Form 10-K. In addition, the Company has formed a committee of officers and others to review Year 2000 compliance issues and their resolution. An independent consulting firm was hired to review the computer design, embedded systems and business systems. In all three areas, based on current design and proposed new hardware and software, the firm believed that the Company would not be materially impacted by the Year 2000 issues.

     The Company continues its internal assessment of operations, equipment, etc. on a plant by plant basis. The Company believes that its internal assessment of all facilities will be completed by April 1999. The majority of the Company's facilities are in the process of implementing a new Enterprise Resource Planning ("ERP") II system which will provide shop floor inventory tracking and integrated accounting modules. The implementation process is approximately 40-50% complete and is expected to be completed by June 1999. The Company believes that this software is Year 2000 compliant.

     As a part of the Company's plan, the Company surveyed its supplier's Year 2000 compliance status. To date, the Company has received responses from its key suppliers. The Company will continue to update these responses and will follow up with those suppliers who indicated they were not Year 2000 compliant. However, if certain critical suppliers, such as those supplying electricity, water, transportation or critical materials experience a disruption of service or delivery of supplies to the Company, a shutdown of the Company's operation could occur. The Company has not yet developed a contingency plan to handle such events, but intends to develop such a plan by September 1999. In addition, a Year 2000 compliance failure with respect to a major customer could materially impact the Company's ability to process customer orders on or after January 1, 2000.

     The Company currently estimates that it has expended approximately $175,000 in external costs associated with consultants, hardware and software in addressing the Year 2000 issue and anticipates it will spend an additional $125,000 for hardware, consulting and training. These estimates are subject to change as additional information is obtained. The Company may also retain outside consultants to assist in certain areas, which would increase the expenses for the Year 2000 issue.

     The  Company's  assessments and  plans  to  complete its  Year  2000 project are based upon management's best estimates, which were derived utilizing presently available information and numerous assumptions about future events such as availability of certain resources, ability to identify and correct relevant codes and other uncertainties. The Company believes that its compliance with Year 2000 issues will not have a material adverse impact on its business, operations or financial condition.

     Item  3.   Quantitative  and  Qualitative Disclosures  about  Market
     Risks

          Not  Applicable.

                           PART II -   OTHER  INFORMATION

     Item  6.   Exhibits and Reports on Form 8-K

           (a) Exhibits

           (b) Reports on Form 8-K
               None.

                              CIRCUIT  SYSTEMS,  INC.
                                 AND  SUBSIDIARIES



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, registrant's principal financial officer, thereunto duly authorized.



                                             Circuit Systems, Inc
                                                  (registrant)


                                            /s/   James E. Robbs
                                            James E. Robbs
                                            Chief Financial Officer
                                            (Principal Financial Officer)


     March 15, 1999