Form 10-K
period 1999-04-30
CIRCUIT SYSTEMS INC
filed 1999-07-28
CIK 773657

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-K
 (Mark One)
   X  Annual Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
      (Fee Required)
      For the fiscal year ended April 30, 1999
                                    or
 ___  Transition Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
      (No Fee Required)
      For the transition period from ____  to ____ .

                      Commission file number 0-15047
                            CIRCUIT SYSTEMS, INC.
         (Exact name of a registrant as specified in its charter)

            Illinois                                 36-2663010
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification Number)

 2400 E. Lunt Ave., Elk Grove Village, IL                  60007
 (Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code   (847) 439-1999

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

 Indicate  by check mark if disclosure of delinquent filers pursuant  to
 Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
 this Form 10-K or any amendment to this Form 10-K.    (     )

 The aggregate market value of the voting stock held by non affiliates of the registrant as of June 30, 1999 (based on the closing price as quoted by NASDAQ as of such date) was $4,418,175.

 The number of outstanding shares of the registrant's common stock, no par value per share, as of June 30, 1999, was 3,926,020.

 DOCUMENTS INCORPORATED BY REFERENCE
 Those sections or portions of the definitive proxy statement of Circuit Systems, Inc. for use in connection with its 1999 Annual
 Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A.

                             TABLE OF CONTENTS

       PART 1
             ITEM 1.   BUSINESS                                            3
             ITEM 2.   PROPERTIES                                          7
             ITEM 3.   LEGAL PROCEEDINGS                                   7
             ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY         8
                        HOLDERS

       PART II
             ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS                        8
             ITEM 6.   SELECTED FINANCIAL DATA                             9
             ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS      9
             ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                        MARKET RISK                                       14
             ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA        14
             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS 14 ON ACCOUNTING AND FINANCIAL DISCLOSURE

       PART III
             ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                        REGISTRANT                                        14
             ITEM 11.  EXECUTIVE COMPENSATION                             14
             ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                        OWNERS AND MANAGEMENT                             15
             ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS     15

       PART IV
             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                        AND REPORTS ON FORM 8-K                           15

       SIGNATURES                                                         16

       INDEX TO EXHIBITS

      This Form 10-K contains forward-looking statements that involve risks and uncertainties, including Year 2000 matters. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in other filings or statements made by or on behalf of the Company. Reliance on these forward-looking statements reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. The Company does not intend to update these forward-looking statements.

                                  PART I


 ITEM 1.   BUSINESS

 Circuit Systems, Inc. was incorporated in Illinois on May 26, 1967. In September 1985, the Company successfully completed its initial public offering and became a publicly-owned company. The Company's Common Stock is traded over-the-counter on NASDAQ under the symbol CSYI.

 The Company manufactures and sells single-sided, double-sided and multilayer printed circuit boards. All of the Company's printed circuit boards ("pcb's") are specially designed by the customer and are manufactured to exacting customer specifications. The boards are sold primarily to original equipment manufacturers ("OEM's") and subcontractors of OEM's which manufacturer computers and peripherals, consumer and industrial electronic equipment and telecommunications equipment primarily by independent sales representative companies. The Company is U.L. recognized and has achieved ISO 9002 certification at all of its current manufacturing facilities. In November 1998, the Company received minority status certification from the Chicago Minority Business Development Council, Inc.

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

  An agreement also requires Philips to purchase pcb's for its North American television set requirements from the Company for a minimum of two years, which has subsequently been extended an additional year. Philips and related entities currently represent approximately 65% of the current production from this facility. Even though the facility will continue producing Philip's pcb requirements, there is sufficient capacity to add additional single-sided customers.

  In November 1997, the Company acquired certain pcb operating assets of Zenith Electronics Company ("Zenith") and entered into a pcb purchase agreement whereby the Company will supply Zenith all of the pcb's which were previously produced by the Zenith facility and a minimum of 50% of any newly designed pcb's for a period of two years, subject to competitive pricing requirements.

  Effective December 1, 1998, the Company, through its subsidiary, SVPC Circuit Systems, Inc. ("SVPC"), acquired the operations of Silicon Valley Printed Circuits of Santa Clara, CA. SVPC specializes in quick turnaround production for both prototype and low-to-medium volume orders. Certain of the production capabilities include advance materials, increased printed circuitry density and up to thirty layer counts.

  The Company also owns 488,413 shares of SigmaTron International, Inc. ("SigmaTron"), an electronics contract manufacturer, representing an approximate 17% interest. SigmaTron's common stock trades on the NASDAQ national market system under the symbol "SGMA".

  * PRINTED CIRCUIT BOARDS

  Pcb's are used in large quantities in the electronics industry to mount and interconnect microprocessors, integrated circuits and other electronic components. Pcb's consist of metallic interconnecting paths on a nonconductive material, typically laminated epoxy glass. Holes drilled in the laminate and plated-through with conductive material from one surface to another, called plated-through holes, are used to receive component leads and to interconnect the circuit layers. Pcb's consist of one or more layers of circuitry laminated to rigid insulating material, primarily fiberglass epoxy. Multilayer pcb's provide a three dimensional system with electronic signals traveling horizontally along planes of multiple circuitry patterns as well as vertically through plated holes.

  The quality and design of printed circuit boards have evolved to meet the changing needs of the electronics industry. The development of electronic components with increased speed, higher performance and smaller size has stimulated a demand for pcb's of complex designs with surface mount and other attachment technologies, narrower widths and separations of copper traces, advanced materials and smaller diameters of through-holes. The performance of these pcb's are highly sensitive to quality standards. The Company's completed pcb's are subject to more advanced testing, which includes automated optical inspection, flying probe testing and other customized test fixtures that are assembled by the Company.

 *  MARKETS

 The Illinois based Institute of Interconnecting and Packaging Electronic Circuits ("IPC") reported that the total U.S. pcb industry remained stable at $8.6 billion in 1998 as compared to 1997. Independent pcb manufacturers continued to gain on the total share of the total pcb market. The independent's share, according to the IPC, reached 95% in 1998 from 93% in 1997. The IPC continues to be confident about future growth prospects for the pcb industry and estimates the average annual growth rate for 1997 through 2002 to be 5.6%, bringing total U.S. production to $10 billion in the year 2002.

 The pcb market is segmented by type of circuit boards, namely single-sided, double-sided, multilayer, high performance, paper composite and flexible. The Company offers its customers a "one-stop shopping" capability since the Company serves the single-sided, double-sided and multilayer medium to high volume segments of the pcb market, including paper composite. The Company also offers its customers quick turnaround prototype services and low-to-medium volumes through its recent acquisition in Silicon Valley to complement its full range of services.

 For the year ended April 30, 1999, 28% of the Company's sales were represented by single-sided, 54% by double-sided, and 18% by multilayer pcb's, as compared to 29%, 58% and 13%, respectively, in 1998. The IPC estimates that glass based single-sided, glass based double-sided, glass based multilayer, high performance, paper composite, and flex printed circuit boards represent 1%, 18%, 58%, 11%, 3% and 9%, respectively, of the total printed circuit boards produced in the U.S. during 1998. Management continues to pursue additional market share in its primary segments of the market.

 * CUSTOMERS AND MARKETING

 The  Company had  approximately 225  active customers as  of April  30,
 1999.    These customers  include  small to  large-size  companies  and represent a cross-section of the electronics industry.

 The Company's customers are typically OEMs and subcontractors of OEMs, which are referred to as "contract manufacturers". The customers include Lucent Technologies, Philips Consumer Electronics, General Instrument Corporation, American Power Conversion, Honeywell, Inc., Mitel, Motorola, Inc., Scientific Atlanta, SigmaTron International, Inc., Zenith Electronics Company, and many other accounts. Lucent Technologies, Philips Consumer Electronics, American Power Conversion and SigmaTron accounted for approximately 27.8 %, 15.0%, 8.7% and 7.7%, respectively, of the Company's net sales for the year ended April 30, 1999. Lucent Technologies, Philips Consumer Electronics, American Power Conversion and SigmaTron accounted for approximately
 31.2 %, 15.2%, 10.9% and 8.5%, respectively, of the Company's net sales for the year ended April 30, 1998.

 The Company's marketing strategy is to become a supplier to potential OEM's, as well as their contract manufacturers, who utilize pcb's in volume and build long-term relationships with those customers. Most of the Company's customers require the Company to undergo a qualification process before acceptance as a supplier. The Company encourages the customer to use its production and engineering facilities in connection with the development of pcb's for their new projects. The acquisition of SVPC further enhances the Company's ability to develop customers and their projects by becoming involved with the customer's engineers in the early stages of new product design.

  The Company primarily markets its products through approximately 20 independent sales representative companies and the Company's internal sales, customer service and engineering staff consisting of approximately 35 full time individuals, who are located throughout its locations.

  The Company generally does not obtain long-term purchase orders from its customers and the orders received by the Company generally require delivery within 15-45 days. However, many of the Company's customers have long-term relationships with the Company.

  * COMPETITION

  The pcb market is highly competitive and fragmented. Over 690 independent manufacturers in the U.S. compete primarily on the basis of price, quality, lead time, responsiveness to customers and timely deliveries rather than on patent protection. According to the IPC report, there were 23 independent manufacturers of pcb's in the U.S., which had sales in excess of $50 million in 1998. It is also estimated that these 23 companies represent about 57% of the sales volume for all U.S. independent pcb manufacturers. Manufacturing processes are complex and, therefore, it is important to maintain a skilled and motivated work force. The technology used in the manufacturing of most boards is widely available. Pcb's produced in large volumes involve a higher level of automation and process control and, therefore, a substantially larger investment in plant and equipment is required.

  The Company believes that its major competitors are the large U.S. and international independent manufacturers, some of which have significantly greater financial, technical and other resources than the Company.

  During slow economic periods in the electronics industry as well as other periods when excess capacity exists, electronics manufacturers become more price sensitive, which could have an adverse effect on pcb pricing. In addition, the Company believes that pcb manufacturers in Asia will play an increasing role in pcb markets, which may result in further price reductions, which could have an adverse effect on the Company's business.

  * EMPLOYEES

  At April 30, 1999, the Company had approximately 780 people employed in the U.S. on a full-time basis in manufacturing, customer support, engineering and administrative functions. Approximately 65 of the Company's employees working in the manufacturing facility at its
  Greeneville, TN facility are represented by Local 796 of the International Union of Electronics, Electrical, Salaried, Machine and Furniture Workers, under a collective bargaining agreement which expires in June 2000. The Company believes that its employee relations are satisfactory.

  * BACKLOG

  As  of  June  30,  1999,  the  Company's  backlog  was   approximately
  $22,400,000, in contrast to approximately $21,000,000 as of June 30, 1998.

 Backlog is comprised of orders for which artwork has been received, a delivery date has been scheduled and the Company anticipates it will manufacture and deliver the order. The majority of the June 30, 1999 backlog is scheduled to be shipped within approximately 4 months. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customers' orders and the Company's scheduled production and delivery dates. A significant portion of the Company's backlog at any time may be subject to cancellation or postponement without penalty.

 * MANUFACTURING PROCESS

 The Company uses a variety of raw materials in its processes including sheets of copper-clad epoxy glass, copper foil, various chemicals and core materials, dry film photo resists and gold used for sliding connector surfaces on the pcb. Adequate amounts of raw material have been readily available to the Company in the past, and the Company believes it would, if necessary, be able to qualify additional sources for supplies Without a material adverse effect on its business.

 More than thirty sequential steps can be required in the pcb manufacturing process. Certain stages are entirely manual and depend on operator skill, while others require mechanical, electrical, chemical and metallurgical know-how and high-precision photography.

 * COMPLIANCE WITH ENVIRONMENTAL REQUIREMENTS

 Waste treatment and disposal is a major consideration for pcb manufacturers since the manufacturing processes utilize substantial quantities of metals, acids, other toxic substances and water. The Company is required to comply with all federal, state, county and municipal regulations regarding protection of the environment. It is possible that more stringent environmental regulations may be adopted in the future and, if adopted, the costs of compliance could be substantial. In order to comply with environmental regulations, the Company continues to invest in equipment, materials and training of employees. From time to time, unexpected minor violations have occurred which the Company has promptly corrected. The Company also believes that all of its manufacturing facilities currently materially comply with all regulatory environmental laws.

 ITEM 2.  PROPERTIES

 The Company owns all of its production and administrative facilities except those as specifically noted below. The Company has pursued a strategy of expanding capacity and capabilities of its manufacturing facilities in anticipation of customer requirements. The following table lists the administrative and pcb production facilities of the
 Company:

       Location                Function                      Square Footage
       --------                --------                      --------------
       2400 E. Lunt Avenue     Administrative and                61,000
       Elk Grove Village, IL   primarily drilling,
                               routing, testing and
                               shipping

       2350 E. Lunt Avenue     Primarily double-sided            48,000
       Elk Grove Village, IL

       2450 E. Lunt Avenue     Manufacturing(2)                  43,000
       Elk Grove Village, IL

       2201 Landmeier Road     Primarily single-sided           140,000(1)
       Elk Grove Village, IL   and double-sided

       896 Anita Avenue        Primarily multilayer              47,000
       Antioch, IL

       1515 Industrial Drive   Primarily single-sided            93,000
       Greeneville, TN

       3501*, 3511*, 3555*,    Administrative and                26,000
       3571 Thomas Road        manufacturing
       Santa Clara, CA

       3531 Thomas Road        Subleased through July             6,000
       Santa Clara, CA         1999- for future
                               expansion

             * Facility is leased by the Company

    (1) Approximately 61,000 square feet are leased to SigmaTron, which paid an aggregate rental of approximately $386,000 to the Company in 1999.

    (2) It is anticipated building improvements will be completed and equipment installed so manufacturing can begin in August 1999 (single and double-sided).

    The Company believes its current facilities will be adequate for its operating needs.

    ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to legal actions arising in the ordinary course of its business, none of which individually or in the aggregate, in the opinion of management after consulting with counsel, will have a material adverse effect on the business or financial condition of the Company.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On February 26, 1999, the Company held its 1998 Annual Meeting at which time the only item submitted to a vote of the shareholders was the election of the board of directors. The following seven nominees were elected by the shareholders:

         Director Nominees       Votes Cast     Votes Cast
                                     For         Against
                                                or Withheld
         -----------------       ----------    -----------
         D.S. Patel               3,110,089       39,327
         Thomas W. Rieck          3,110,089       39,327
         Gary R. Fairhead         3,110,389       39,027
         C. Joseph Incrocci       3,110,389       39,027
         Tribhovan M. Patel       3,110,389       39,027
         Rasiklal V. Patel, M.D.  3,110,389       39,027
         Alan Cuthbertson         3,110,389       39,027

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

    PERIOD             HIGH           LOW
    ----------------------------------------
  Fiscal 1999

    First Quarter     4 11/16       2 11/16
    Second Quarter    4 1/8         1 5/8
    Third Quarter     4 31/32       2 2
    Fourth Quarter    3 25/32       2

  Fiscal 1998
    First Quarter     5 15/16       4 15/16
    Second Quarter    5 15/32       4 1/4
    Third Quarter     5             3 3/4
    Fourth Quarter    4 5/8         3 7/8

 The Company has not paid dividends on its Common Stock since fiscal 1980 and it is currently anticipated that the Company will continue to retain its earnings for use in the business. Declarations of dividends are within the discretion of the Company's Board of Directors, which will review its dividend policy from time to time. The Company's loan agreements currently contain certain restrictions that limit the amount of dividends which the Company could pay in the future. See Note D of Notes to Consolidated Financial Statements.

 As  of June 30, 1999,  there were approximately 240  holders of  record of the common stock of the Company. The closing price of the Company's common stock on the NASDAQ National Market on June 30, 1999 was $2.375.

    ITEM 6.  SELECTED FINANCIAL DATA

                                                 Year Ended April 30,
                                  (In thousands, except for per share amounts)
                                    1995     1996     1997     1998     1999
                                   ------   ------   ------   ------   ------
Consolidated Statement of Earnings
----------------------------------
        Net Sales                 $59,586  $65,130  $63,414  $74,973  $88,997

        Net Earnings (Loss)         2,242    3,084    2,119     (983)       3

        Net Earnings (Loss) per
         common share-basic (1)   $   .42  $   .58  $   .40  $  (.20) $    -


        Weighted average number of
         common shares outstanding  5,317    5,322    5,299    4,880    4,216

Consolidated Balance Sheet Data
-------------------------------
         Working capital          $ 6,435  $ 8,046  $ 3,735  $ 7,211  $ 5,468

         Total Assets              39,411   45,816   45,758   67,607   79,916

         Long-Term Obligations     11,622   14,536   10,640   27,380   41,513

         Shareholders' Equity      18,119   21,202   22,462   18,527   16,279


    (1) Diluted earnings per share were the same as basic earnings per share for each of the years presented.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                                            Year Ending April 30,
                                      (In thousands, except for per
                                               share amount)
                                          1997       1998       1999
                                         ------     ------     ------
     Net Sales                          $63,414    $74,973    $88,997

     Cost of Sales                       55,077     68,977     77,947

     Gross Profit                         8,337      5,996     11,050

     Selling, General and                 5,553      5,749      6,935
     Administrative Expenses

     Restructuring Charge                   -          -        1,520

     Operating Profit                     2,784        247      2,595

     Other Deductions/(Income)-net        (552)      1,861      2,477

     Income Tax Expense (Benefit)         1,217      (631)        115

     Net Earnings (Loss)                $ 2,119   $  (983)  $       3

     Net Earnings (Loss) per common
      share-basic                       $   .40   $  (.20)  $       -


 * RESULTS OF OPERATIONS 1999 COMPARED TO 1998

 General
 Effective December 1, 1998, the Company through its subsidiary , SVPC Circuit Systems, Inc. ("SVPC") acquired the assets and assumed certain liabilities of Silicon Valley Printed Circuits of Santa Clara, CA. SVPC specializes in quick turnaround production for both prototype and low-to-medium volume orders. The purchase price was $7,000,000 plus the assumption of certain liabilities of approximately $5,000,000. The excess of the purchase price, including direct costs of acquisition, over the net assets acquired, which is approximately $6,674,000, is being amortized to operations over fifteen years.

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

 Operations
 The net sales in 1999 increased by 18.7% to $88,997,000 from $74,973,000 in the prior year. The net sales (after inter-company eliminations) of IL, CST, SVPC and CSIL for fiscal 1999 were $63,173,000, $19,451,000, $5,761,000 and $612,000, respectively, as compared to $58,707,000,  $15,255,000, $- and $1,011,000, respectively, for 1998. SVPC sales for 1999 were included from December 1, 1998, the date of acquisition. The 1998 sales for CST were for nine months, based on the date of the asset acquisition. Although the net sales for IL increased by $4,466,000, the net sales for each of the companies has been and will continue to be impacted by downward pricing pressure stemming from Far East competition. Net sales to four customers accounted for approximately $52,740,000 or 59.3% of net sales in 1999 as compared to 1998 in which four customers accounted for approximately $49,332,000 or 65.8% of net sales. SigmaTron is included in the customer group reference in both years.

 The gross profit in 1999 was $11,050,000 or 12.4% of net sales, compared to $5,996,000 or 8.0% of net sales in the prior year. The increase in the overall gross profit was primarily due to decreases in material prices and lower scrap rates, as well as certain operating efficiencies and additional product throughput to spread the fixed overhead, which were offset by the pricing pressures noted above and an increase in labor costs. The Company continues to review and realign manufacturing processes within all of its facilities to decrease cycle times and handling, which will also improve yields. During 1999, the Company has increased the overhead infrastructure, as well as capacity in many areas of its facilities.

 Selling, General and Administrative expense in 1999 was $6,935,000 or 7.8% of net sales, compared to $5,749,000 or 7.7% of net sales in the prior year. The expenses have increased in total primarily as a result of the inclusion of SVPC from December 1998, which amounted to
 approximately   $1,072,000,  including  amortization  of   goodwill  of
 $186,000.

 Operating expenses for 1999 also included a restructuring charge of $1,520,000 relating to the reorganization of the Company's management and plant operations. Excluding the restructuring charge, income from operations was $4,115,000 or 4.6% of net sales in 1999, compared to income from operations of $247,000 or .3% of net sales in the prior year.

 Other Deductions (Income) reflected a net deduction of $2,477,000 in 1999 compared to a net deduction of $1,861,000 in the prior year. Interest expense increased to $3,407,000 in 1999 from $2,506,000 in 1998 due to the Philips acquisition in fiscal 1998 and the SVPC acquisition in December 1998, increased capital expenditures to expand capabilities and capacity, stock repurchases and increased borrowings under the line of credit to fund additional working capital needs. The equity in the earnings of the unconsolidated affiliate, SigmaTron, increased to $280,000 in 1999 from $89,000 in the prior year. The increase in SigmaTron's earnings was due to a slight increase in
 revenue   and  a  pre-tax  gain   on  an  insurance  reimbursement   of
 $1,132,000.

 The 1999 effective income tax rate was 97.4% as compared to 39.1% in the prior year. The 1999 rate is unusually high due to the inability to recognize certain operating losses for state tax purposes and the inability to recognize a foreign net operating loss on a majority owned subsidiary disposed of during 1999.

 The net earnings and basic earnings per share for 1999 were $3,000 and $-, respectively, compared to net loss and basic loss per share of $983,000 and $.20, respectively, for the prior year.

 As of June 30, 1999, the Company's backlog was approximately $22,400,000, in contrast to approximately $21,000,000 as of June 30, 1998. Backlog is comprised of orders for which artwork has been received, a delivery date has been scheduled and the Company anticipates it will manufacture and deliver the order. The majority of the June 30, 1999 backlog is scheduled to be shipped within approximately 4 months. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customers'
 orders and the Company's scheduled production and delivery dates. A significant portion of the Company's backlog at any time may be subject to cancellation or postponement without penalty.

 SigmaTron net sales, gross profit and net earnings for the year ended April 30, 1999 were $88,159,000, $8,921,000, and $1,697,000, respectively,  as compared  to $85,651,000,  $8,457,000, and  $526,000, respectively, for the year ended April 30, 1998. The 1999 net income includes a pre-tax gain on an insurance reimbursement of $1,132,000 related to a flash flood at its Texas/Mexican operations.

 * RESULTS OF OPERATIONS 1998 COMPARED TO 1997

  General
  Effective July 29, 1997, the Company acquired the pcb operations of Philips Consumer Electronics Company ("Philips"), consisting of land, machinery and inventory for approximately $10,141,000. The purchase was funded through various term and mortgage notes. The acquisition was accounted for as a purchase and the results of operations of this facility have been included with the Company's results from the date of acquisition. Philips also entered into a purchasing agreement with the Company in which CST will sell to Philips all of its television pcb requirements for North America for a minimum of two years, which has been subsequently extended an additional year.

  On November 24, 1997, the Company acquired certain pcb equipment from Zenith Electronics Corporation ("Zenith") and entered into a pcb purchasing agreement with Zenith whereby the Company will supply all of the pcb's previously manufactured at the Zenith facility and a minimum of 50% of any newly designed pcb's for a period of two years, subject to competitive pricing.

  The Company's 70% owned foreign subsidiary, CSIL, moved into full production and achieved sales of approximately $1,011,000 during fiscal 1998.

   Operations

   The net sales in 1998 increased by 18.2% to $74,973,000 from $63,414,000 in the prior year. The increase in sales is primarily due to the sales of CST and CSIL, which represented $15,255,000 and $1,011,000, respectively, for the year ended April 30, 1998. IL net sales were $58,848,000, or a 7.2% decrease from the net sales of $63,414,000 in the prior year. The IL sales decreased, due in part to the realignment of the IL facilities and a softening in demand within the current customer base. Net sales to four customers accounted for approximately $49,332,000 or 65.8% of net sales in 1998 compared to 1997 in which three customers accounted for approximately $36,035,000 or 56.8% of net sales. SigmaTron is included in the customer group reference in both years.

   The gross profit in 1998 was $5,996,000 or 8.0% of net sales, compared to $8,337,000 or 13.1% of net sales for the prior year. IL, CST and CSIL had a gross profit of 6.5%, 13.6% and 11.7%, respectively. The lower gross profit contributed from the IL operations in the current year is a result of competitive pricing (partially stemming from the "Asian economic crisis"), operating inefficiencies during the facility realignments and sales volume well below the potential capacity.

   Selling, General and Administrative expense in 1998 was $5,749,000 or 7.7% of net sales, compared to $5,553,000 or 8.8% of net sales in the prior year. The decrease in expenses as a percentage of net sales is primarily due to revenue from Philips not being subject to commissions and a decrease in professional fees. These were partially offset by general increases in administrative expenses and the inclusion of CST which were approximately $434,000.

   Other Deductions (Income) reflected a net deduction of $1,861,000 in 1998 compared to income of $552,000 in the prior year. Interest expense increased to $2,506,000 in 1998 from $1,613,000 in 1997 due to the Philips acquisition, term borrowings on equipment additions during the year and increased borrowings under the line of credit to fund the additional working capital needs of the IL and CST operations as well as the repurchase of 581,000 shares of Company stock. Rental income increased $69,000 due to leasing certain warehouse space to SigmaTron and an unrelated party. The equity in the earnings of the unconsolidated affiliate, SigmaTron, decreased to $89,000 in 1998 from $636,000 in the prior year. The decrease in SigmaTron's earnings was due to a slight decrease in revenue caused by softer demand from its customers, coupled with competitive pricing pressure and a general increase in their overhead structure at all locations. Other income in 1997 also included a gain of $1,092,000 on the sale of 68,000 shares of SigmaTron's common stock.

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

   As of June 30, 1998, the Company's backlog was approximately $21,000,000, which includes approximately $8,000,000 for CST, in contrast to approximately $9,400,000 as of June 30, 1997, which did not include CST.

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

 During 1999, the Company generated $6,425,000 of cash from its operating activities versus a use of $916,000 of cash in its operating activities during 1998. Capital expenditures of $10,304,000, the business acquisition of $2,751,000, the repurchase of common stock of $1,612,000 and principal payments/debt payoffs of $10,382,000 were funded by the cash generated from operating activities, proceeds from long-term obligations of $15,687,000 and increased borrowings on the line of credit of $2,922,000.

 During 1998, the Company used $916,000 of cash in its operating activities. In addition, capital expenditures (net of proceeds from the sales of equipment) of $3,981,000, the acquisition of the pcb operations of Philips of $10,141,000, the repurchase of Company stock of $2,833,000 and the payoff of certain debt obligations and principal payments of $12,192,000 were funded by mortgage and term notes in the amount of $20,281,000 and the increase in the line of credit borrowings of $11,078,000.

 As of January 6, 1999, the Company changed its commercial lender and entered into a line of credit agreement (as subsequently amended) of $17,000,000 and a term note of $8,000,000. The maximum line of credit borrowings of $17,000,000 is limited to 85% of eligible accounts receivable, 75% of eligible finished goods (not to exceed $2,500,000), 50% of eligible raw material inventory (not to exceed $2,000,000), and 60% of the fair market value of the Company's investment in SigmaTron International, Inc. (not to exceed $2,000,000). The line bears interest under the current pricing matrix at either the prime rate plus .5% or LIBOR plus 2.75%. At April 30, 1999, the entire borrowed amount was priced at the LIBOR pricing or 7.75%. At April 30, 1999, there was approximately $300,000 of unused credit available under the line. The agreement contains certain covenants, which restrict the amount of dividends the Company could pay, capital stock redemptions, and capital expenditures. Other financial covenants pertain to the maintenance of specified debt to tangible net worth and debt service ratios and minimum EBITDA and tangible net worth as defined. At April 30, 1999, the Company was in violation of the covenant restricting annual capital expenditures, which has been waived by the lender.

 The   Company  has  purchase  commitments  as  of  June  30,  1999   of
 approximately $2,300,000 for future deliveries of machinery and equipment and approximately $600,000 for building improvements for the 2450 E. Lunt Avenue property. The Company intends to finance such purchases through collateralized borrowings, installment loans and existing cash flow. The amount of anticipated capital expenditures will frequently change based on future changes in business plans.

 The impact of inflation for the past three years has been minimal.

 * YEAR 2000 COMPLIANCE

 During fiscal 1999, the Company continued its Year 2000 compliance project as previously discussed in its previous filings. The Company has a committee of officers and others to review Year 2000 compliance issues and their resolution. The Company has utilized the services of two independent consulting firms for various Year 2000 matters, including computer hardware, embedded systems and business systems. Based on their reviews to date, which have been supplemented by internal staff projects, the Company would not be materially impacted by the Year 2000 issues.

 The Company continues its internal assessment of operations, equipment, etc. on a plant by plant basis, which it estimates is 90%
 complete.   The  Company believes  that its internal assessment  of all facilities will be completed by September 1999. The Company also continued to successfully implement its Enterprise Resource Planning ("ERP") II systems within the IL operations and is approximately 80% compete. The CST facility is approximately 40% complete in the implementation of the same ERP system. Both will be complete by October 1999. The Company believes that the new ERP system is Year
 2000   compliant.       SVPC   currently   operates    on   independent
 operational/financial  software,   which  it  believes  is   Year  2000
 compliant.

 As a part of the Company's plan, the Company surveyed its supplier's Year 2000 compliance status. To date, the Company has received responses from its key suppliers. The Company will send final notices to key suppliers to submit written notice of their Year 2000 compliance by September. Non-responses or noncompliance will be handled in terms of sourcing alternative suppliers. The entire supply chain will also be addressed in the Company's contingency plan. However, if certain critical suppliers, such as those supplying electricity, water, transportation or critical materials experience a disruption of service or delivery of supplies to the Company, a shutdown of the Company's operation could occur.

 The Company has substantially completed its assessment of its operations and equipment and a committee has been formed to develop a detailed contingency plan which will address individual plants. This plan will be formalized by October. The Company realizes that a number of vendors and suppliers, including banks, telecommunications and utility providers and other providers of goods and services to the Company, may not be Year 2000 ready. The Company will address these situations in the most cost effective and efficient way possible within its contingency plan. In addition, a Year 2000 compliance failure with respect to a major customer could materially impact the Company's ability to process customer orders on or after January 1, 2000.

 The Company currently estimates that it has expended approximately $225,000 in external costs associated with consultants, hardware and anticipates it will spend an additional $300,000 for hardware and software (which will include a human resources system upgrade or purchase), consulting and training. These estimates are subject to change as additional information is obtained. The Company may also retain additional consultants to assist in certain areas, which would increase the expenses for the Year 2000 issue.

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

 ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE

 None


                                 PART III



 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Information regarding directors of the Company will be set forth in the Company's definitive proxy statement relating to the 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

 ITEM 11.  EXECUTIVE COMPENSATION

 Information regarding executive compensation will be set forth in the Company's definitive proxy statement relating to the 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's definitive proxy statement relating to the 1999 Annual Meeting of shareholders to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information regarding certain relationships and related transactions will be set forth in the Company's definitive proxy statement relating to the 1999 Annual Meeting of shareholders to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

                                 PART IV


 ITEM 14. EXHIBITS, FINANCIAL  STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) and (a)(2)   Financial Statements and Schedules to Financial
            Statements-
            The financial statements, notes thereto, financial statement schedules and report of independent certified public accountants, are listed in the Index to Financial Statements and Financial Statements and Financial Statement Schedule filed as part of this Form 10-K on Page F-1.
    (a)(3)  See Index to Exhibits filed as part of this Form 10-K.
    (b)     Reports on Form 8-K:
            On March 30, 1999, the Company filed a Form 8-K, which contained the audited financial statements of H.O.T.L.R.T., Inc. dba Silicon Valley Printed Circuits ("SV") as of and for the eleven months ended November 30, 1998. It also contained certain pro forma financial statements for the Company and SV.
    (c)     Exhibits: Included in Item 14(a)(3) above.
    (d) Financial Statement Schedules required by Regulation S- X. Included in Items 14(a)(1) and (a)(2).

                             SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Circuit Systems, Inc.


 Date: July 27 ,1999                  By:
                                          /s/ D.S. Patel

                                          D.S. Patel, President and
                                          Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


  Signature                      Title                Date
  ---------                  ---------------------    --------------
  /s/ D.S. Patel             Chairman of the board     July 27, 1999
  D.S. Patel                 of Directors; President
                             and Chief Executive
                             Officer (Principal
                             Executive Officer)

  /s/ James E. Robbs         Vice President-Finance    July 27, 1999
  James E. Robbs             and Chief Financial
                             Officer and Assistant
                             Secretary (Principal
                             Financial Officer)

  /s/ Thomas W. Rieck        Secretary and Director    July 27, 1999
  Thomas W. Rieck

  /s/ Gary R. Fairhead       Director                  July 27, 1999
  Gary R. Fairhead

  /s/ C. Joseph Incrocci     Director                  July 27, 1999
  C. Joseph Incrocci

  /s/ R. Alan Cuthbertson    Director                  July 27, 1999
  R. Alan Cuthbertson

  /s/ Rasiklal V. Patel      Director                  July 27, 1999
  Rasiklal V. Patel

  /s/ Tribhovan M. Patel     Director                  July 27, 1999
  Tribhovan M. Patel

                      INDEX TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE


                                                              Page

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......   F-2

   CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS

   ASSETS .................................................    F-3

   LIABILITIES AND SHAREHOLDERS' EQUITY ...................    F-4

   CONSOLIDATED STATEMENTS OF OPERATIONS ...................   F-5

   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY ..........   F-6

   CONSOLIDATED STATEMENTS OF CASH FLOWS ...................   F-7

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..............   F-9

   FINANCIAL STATEMENT SCHEDULE

   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS .........   F-25

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  Board of Directors
  Circuit Systems, Inc.

  We have audited the accompanying consolidated balance sheets of Circuit Systems, Inc. (an Illinois Corporation) and Subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circuit Systems, Inc. and Subsidiaries as of April 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles.

  We have also audited Schedule II of Circuit Systems, Inc. and Subsidiaries for each of the three years in the period ended April 30, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                          GRANT THORNTON LLP
  Chicago, Illinois
  July 13, 1999

  Circuit Systems, Inc. and Subsidiaries
  CONSOLIDATED BALANCE SHEETS
  April 30,

                      ASSETS                         1999          1998
                                                  ----------    ----------
  CURRENT ASSETS
   Cash and cash equivalents ..................  $ 1,463,336   $ 1,531,526
   Receivables
     Trade ....................................   11,754,955    12,992,351
     Affiliate ................................    1,255,723     1,108,513
     Other ....................................      212,700       335,220
                                                  ----------    ----------
                                                  13,223,378    14,436,084
     Less allowance for doubtful receivables ..      175,000       150,000
                                                  ----------    ----------
                                                  13,048,378    14,286,084
   Inventories
     Raw material .............................    4,007,914     3,118,101
     Work in process ..........................    2,451,106     2,533,346
     Finished goods ...........................    3,073,442     2,863,661
                                                  ----------    ----------
                                                   9,532,462     8,515,108

   Refundable income taxes ....................      579,000     1,150,000
   Deferred income taxes ......................      309,000       330,000
   Prepaid expenses ...........................      103,707       572,082
                                                  ----------    ----------
        Total current assets ..................   25,035,883    26,384,800

  INVESTMENT IN AFFILIATE......................    3,211,083     2,930,595
  PROPERTY, PLANT, AND EQUIPMENT - AT COST
     Buildings and improvements ...............   15,206,521    13,686,852
     Machinery and equipment ..................   50,060,966    41,300,125
     Automotive equipment .....................      226,922        98,938
     Equipment not placed in service ..........    3,393,659     1,773,209
                                                  ----------    ----------
                                                  68,888,068    56,859,124
     Less accumulated depreciation and
      amortization                                28,082,923    22,740,838
                                                  ----------    ----------
                                                  40,805,145    34,118,286
     Land .....................................    3,040,453     2,693,089
                                                  ----------    ----------
                                                  43,845,598    36,811,375
  OTHER ASSETS
   Goodwill, net of accumulated amortization
     of $186,063                                   6,487,447           -
   Cash surrender value of officers'
   life insurance policies.....................      513,970       453,547
   Equipment and land deposits ................      135,328        47,842
   Sundry .....................................      686,459       978,538
                                                  ----------    ----------
                                                   7,823,204     1,479,927
                                                  ----------    ----------
                                                 $79,915,768   $67,606,697
                                                  ==========    ==========
                                   F-3

  Circuit Systems, Inc. and Subsidiaries
  CONSOLIDATED BALANCE SHEETS - CONTINUED
  April 30,

        LIABILITIES AND SHAREHOLDERS' EQUITY         1999         1998
                                                  ----------    ----------
  CURRENT LIABILITIES
   Current maturities of long-term obligations   $ 7,854,208   $ 7,088,855
   Accounts payable ........................       9,252,421    10,203,540
   Accrued expenses ........................       2,461,738     1,880,966
                                                  ----------    ----------
       Total current liabilities............      19,568,367    19,173,361

  LONG-TERM OBLIGATIONS
   Term notes and capital leases ...........      37,512,604    27,380,107
   Subordinated debt .......................       4,000,000            -
                                                  ----------    ----------
                                                  41,512,604    27,380,107

  DEFERRED INCOME TAXES.....................       2,556,000     2,108,000

  MINORITY INTEREST.........................              -        417,878

  COMMITMENTS AND CONTINGENCIES.............              -             -

  SHAREHOLDERS' EQUITY
   Common stock - authorized, 20,000,000
    shares without par value; issued and
    outstanding, 3,926,020 shares in 1999
    and 4,577,173 shares in 1998 ...........       2,191,168     2,554,579
   Retained earnings .......................      14,087,629    16,107,750
   Accumulated other comprehensive loss                   -       (134,978)
                                                  ----------    ----------
       Total shareholders' equity...........      16,278,797    18,527,351
                                                  ----------    ----------
                                                 $79,915,768   $67,606,697
                                                  ==========    ==========

  The accompanying notes are an integral part of these statements.

  Circuit Systems, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS
  Years ended April 30,

                                        1999         1998         1997
                                     ----------   ----------   ----------
  Net sales.......................  $88,997,269  $74,973,096  $63,414,341

  Cost of goods sold..............   77,947,292   68,976,762   55,077,512
                                     ----------   ----------   ----------
       Gross profit...............   11,049,977    5,996,334    8,336,829

  Sales and marketing expenses....    3,631,127    3,026,233    3,168,551
  Administrative expenses.........    3,304,133    2,723,185    2,384,205
  Restructuring charge............    1,520,000           -            -
                                     ----------   ----------   ----------
                                      8,455,260    5,749,418    5,552,756
                                     ----------   ----------   ----------
       Operating profit...........    2,594,717      246,916    2,784,073

  Other deductions (income)
   Interest expense ..............    3,407,109    2,506,088    1,612,854
   Interest income ...............      (52,897)     (10,933)     (14,031)
   Equity in earnings of
    unconsolidated affiliate .....     (280,488)     (89,402)    (636,260)
   Realized gain on sale of common
    stock of affiliate ...........           -            -    (1,092,215)
   Minority interest in loss of
    subsidiary ...................      (31,782)     (31,941)     (30,113)
   Rental income .................     (411,619)    (408,240 )   (338,620)
   Sundry ........................     (153,724)    (104,464)     (53,492)
                                     ----------   ----------   ----------
                                      2,476,599    1,861,108     (551,877)

       Earnings (loss) before
        income taxes .............      118,118   (1,614,192)   3,335,950

  Income tax expense (benefit)....      115,000     (631,000)   1,217,000
                                     ----------   ----------   ----------
       NET EARNINGS (LOSS)........  $     3,118  $  (983,192) $ 2,118,950
                                     ==========   ==========   ==========
  Net earnings (loss) per common
   share Basic ...................         $ -         $(.20)       $ .40
                                            ===         ====         ====
   Diluted .......................         $ -         $(.20)       $ .40
                                            ===         ====         ====

  The accompanying notes are an integral part of these statements.

  Circuit Systems, Inc. and Subsidiaries
  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
  Three years ended April 30, 1999

                                                      Accumulated
                                                         other
                                  Common     Retained  comprehensive
                                   stock     earnings  income (loss)   Total
                                  ---------  ----------  ----------  ----------
  Balance at May 1, 1996........ $3,002,599 $18,199,818 $    -      $21,202,417

  Purchase and retirement of
   163,900 shares of common stock  (120,277)   (722,528)     -         (842,805)

  Comprehensive income
   Net earnings for the year ...         -    2,118,950      -        2,118,950
   Other comprehensive loss ....         -           -    (16,866)      (16,866)
                                                                     ----------
      Total comprehensive income                                      2,102,084
                                  ---------  ----------  ---------   ----------
  Balance at April 30, 1997.....  2,882,322  19,596,240   (16,866)   22,461,696

  Purchase and retirement of
   580,900 shares of common stock  (327,743) (2,505,298)     -       (2,833,041)

  Comprehensive loss
   Net loss for the year .......         -     (983,192)     -        (983,192)
   Other comprehensive loss ....         -           -   (118,112)    (118,112)
                                                                     ----------
      Total comprehensive loss .                                    (1,101,304)
                                  ---------  ----------  ---------   ----------
  Balance at April 30, 1998.....  2,554,579  16,107,750  (134,978)  18,527,351

  Purchase and retirement of
   651,153 shares of common stock  (363,411) (2,023,239)     -      (2,386,650)

  Comprehensive income
   Net earnings for the year ...         -        3,118      -           3,118
   Other comprehensive loss ....         -           -   (112,370)    (112,370)
   Reclassification adjustment
    for foreign currency
    translation adjustments
    included in net loss                 -          -     247,348      247,348
                                                                     ----------
      Total comprehensive income                                       138,096
                                  ---------  ----------  ---------  ----------
  Balance at April 30, 1999..... $2,191,168 $14,087,629 $     -    $16,278,797
                                  =========  ==========  =========  ==========


  The accompanying notes are an integral part of this statement.

  Circuit Systems, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  Years ended April 30,

                                            1999         1998         1997
                                         ----------   ----------   ----------
  Cash flows from operating activities
   Net earnings (loss) ................ $     3,118  $  (983,192) $ 2,118,950
   Adjustments to reconcile net
    earnings (loss) to net cash
    provided by (used in) operating
    activities
       Depreciation and amortization...   5,624,434    4,560,505    3,648,827
       Deferred income taxes...........     469,000      293,000      333,000
       Net gain on sale/disposition of
        equipment                                -       (55,482)      (5,500)
       Equity in earnings of
        unconsolidated affiliate           (280,488)     (89,402)    (636,260)
       Realized gain on sale of common
        stock of affiliate ............          -            -    (1,092,215)
       Minority interest in loss of
        subsidiary                          (31,782)     (31,941)     (30,113)
       Changes in assets and liabilities,
        net of effects from acquisitions
        and divestiture
          Receivables, including
           refundable income taxes.....   2,586,198   (8,874,302)   1,557,352
          Inventories .................    (808,857)  (1,228,287)     963,821
          Prepaid expenses and other ..     734,591     (895,838)      14,984
          Accounts payable, accrued
           expenses, and income taxes
           payable...                    (1,871,349)   6,388,574      680,470
                                         ----------   ----------   ----------
            Total adjustments..........   6,421,747       66,827    5,434,366
                                         ----------   ----------   ----------
            Net cash provided by (used
             in) operating activities .   6,424,865     (916,365)   7,553,316

  Cash flows from investing activities
   Capital expenditures ...             (10,304,104)  (4,535,264)  (5,810,440)
   Business acquisitions, net of cash
    acquired                             (2,751,955) (10,141,435)          -
   Proceeds from sale of equipment ....          -       553,627        5,500
   Proceeds from sale of common stock
    of affiliate                                 -            -     1,474,891
   Minority interest capital
    contribution to subsidiary                   -            -       501,359
   Increase in cash surrender value ...     (60,423)     (43,809)     (56,870)
                                         ----------   ----------   ----------
  Net cash used in investing activities (13,116,482) (14,166,881)  (3,885,560)


  Circuit Systems, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
  Years ended April 30,



                                            1999         1998         1997
                                         ----------   ----------   ----------
  Cash flows from financing activities
   Net borrowings (payments) under line
    of credit                           $ 2,922,464  $11,077,536  $(4,388,274)
   Proceeds from issuance of long-term
    obligations                          15,687,202   20,281,177    5,850,638
   Payments on long-term obligations .. (10,381,915) (12,192,403)  (4,219,514)
   Repurchase of common stock .........  (1,611,650)  (2,833,041)    (842,805)
                                         ----------   ----------   ----------
        Net cash provided by (used in)
          financing activities ........   6,616,101   16,333,269   (3,599,955)

   Effect of foreign exchange rate changes    7,326      (12,701)     (16,866)
                                         ----------   ----------   ----------
        (DECREASE) INCREASE IN CASH AND
          CASH EQUIVALENTS ............     (68,190)   1,237,322       50,935

  Cash and cash equivalents at beginning
   of year                                1,531,526      294,204      243,269
                                         ----------   ----------   ----------
  Cash and cash equivalents at end
   of year                              $ 1,463,336  $ 1,531,526  $   294,204
                                         ==========    =========   ==========
  Supplemental disclosures of cash
   flow information
   Cash paid (received) during the
    year for
     Interest ........................  $ 3,184,976  $ 2,554,700  $ 1,564,242
     Income taxes ....................     (957,064)     355,727      821,687

  Supplemental schedule of non-cash
  investing and
   financing activities
     Divestiture of net investment in
       Circuit Systems (India) Limited
       and Circuit Sigma India Limited
       in satisfaction of certain
       accrued liabilities and
       repurchase of common stock...... $ 1,270,049   $      -    $       -

     Subordinated debt to seller in
       conjunction with business
       acquisition.....................   4,000,000        -          -


  The accompanying notes are an integral part of these statements.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  April 30, 1999, 1998, and 1997



  NOTE A - SUMMARY OF ACCOUNTING POLICIES

  A summary of Circuit Systems, Inc. and Subsidiaries' (the "Company") significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

  Industry/Segment

  The Company operates in the electronics industry, which includes the manufacture and sale of printed electronic circuit boards.

  Effective April 30, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segments" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company's management approach results in a single segment.

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

  Property, Plant, and Equipment

  Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis.

  The principal estimated lives used in determining depreciation are as follows:

  Machinery and equipment..............................  5 to 7  years
  Buildings and improvements...........................  5 to 39 years
  Automotive equipment.................................       3  years

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997



  NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

  Property, Plant, and Equipment - Continued

  Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets. Accelerated depreciation methods are used for tax purposes.

  Goodwill

  Goodwill is amortized on a straight line basis over 15 years.

  Income Taxes

  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

  Revenue Recognition

  Revenue is recognized by the Company at the time the product is shipped or, in the case of consigned inventory, when placed into the customer's manufacturing process.

  Earnings (Loss) Per Share

  The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share," which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share.

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

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997

  NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

  Earnings (Loss) Per Share - Continued

                                         Years ended April 30,

                                      1999         1998           1997
                                   ---------    ---------      ---------
  Net earnings (loss) - numerator $    3,118   $ (983,192)    $2,118,950

  Shares - denominator
   Weighted average number of
    outstanding common shares -
    basic........................  4,216,185    4,879,734      5,298,967
   Effect of dilutive securities
     Stock options ..............      5,028           -          39,273

   Denominator for diluted per
    share computation              4,221,213    4,879,734      5,338,240


  Comprehensive Income (Loss)

  Effective May 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events from nonowner sources. Comprehensive income includes net income and other nonowner changes in equity which bypass the statement of income and are reported in a separate component of equity. For each of the years ended April 30, 1999, 1998, and 1997, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustments.

  Foreign Subsidiaries

  Foreign currency adjustments, arising from the translation of the foreign subsidiaries' financial statements to U.S. dollars, are recorded in the accumulated other comprehensive loss accounts as a separate component of stockholders' equity. Assets and liabilities are translated to U.S. dollars using exchange rates in effect at the balance sheet date. The results of operations are translated using the monthly average exchange rates for the year.

  Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997



  NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

  Concentration of Credit Risk

  The Company has a broad customer base representing many types of businesses within the electronics industry primarily throughout North America. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

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

  Effective July 28, 1997, the Company, through its affiliate, Circuit Systems of Tennessee, L.P., a Tennessee Limited Partnership ("CST, LP"), acquired the assets of the printed circuit board operation of Philips Consumer Electronics Company ("Philips"), a division of Philips Electronics North America Corporation. The acquisition consisted of inventory, machinery and equipment, land, and building for an aggregate cost of $10,141,435, including direct costs of acquisition.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997

  NOTE B - ACQUISITIONS - Continued

  The purchase price was allocated as follows:

  Inventory............................................ $   650,000
  Machinery and equipment..............................   5,491,435
  Building.............................................   3,845,000
  Land.................................................     155,000

                                                        $10,141,435

  The purchase was funded through term and mortgage notes with the Company's commercial lender. The acquisition has been accounted for as a purchase and the results of operations have been included from the effective date of the acquisition. In addition, CST, LP and Philips entered into a printed circuit board ("PCB") purchase agreement in which CST, LP will manufacture and sell to Philips all of its television PCB requirements for North America for a minimum of two years, which has subsequently been extended an additional year. Prior to the acquisition, substantially all of the printed circuit board operation's production was utilized by Philips. Sales to Philips from the date of acquisition to April 30, 1998 were approximately $11,430,000.

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

  On December 7, 1998, with an effective date of December 1, 1998, the Company, through its newly formed subsidiary, SVPC Circuit Systems, Inc. ("SVPC"), acquired the assets and assumed certain liabilities of Silicon Valley Printed Circuits ("SV") of Santa Clara, California. SVPC specializes in quick turnaround production for both prototype and low to medium volume orders. The purchase price was $7,000,000 plus the assumption of certain liabilities of approximately $5,000,000. The purchase price was funded utilizing $3,000,000 of collateralized bank borrowings (paid to SV on January 5, 1999) plus $4,000,000 in subordinated notes, payable over 60 months. The acquisition has been accounted for as a purchase. The purchase price,

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997


  NOTE B - ACQUISITIONS - Continued

  including direct costs of acquisition, was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Results of operations for SVPC is included with those of the Company since December 1, 1998. The excess of the purchase price over the net assets acquired, which is approximately $6,674,000, is being amortized to operations over 15 years.

  The fair value of assets acquired, net of liabilities assumed or created is as follows.

  Current assets, other than cash acquired............... $(1,831,000)
  Plant and equipment....................................  (3,872,000)
  Purchase price in excess of net assets acquired........  (6,674,000)
  Liabilities assumed and seller subordinated debt.......   9,625,000
                                                           ----------
  Cash paid, net of cash acquired........................ $(2,752,000)
                                                           ==========

  The following pro forma financial information for the Company reflects the effect of the acquisition of substantially all of the operating assets and assumption of certain liabilities of SV as if the transactions were consummated as of the beginning of the period reported, utilizing the results of operations for the 12 months ended October 31, 1998 for the Company, and the 11 months ended November 30, 1998, and a one-month average of the 11-month period to constitute a 12-month period for SV. The prior operating results of SV were maintained on a cash basis, and it is therefore impracticable for the Company and SV to furnish pro forma results of operations of SV for the Company's fiscal year end of April 30.

                                        Twelve months
                                       ended October 31,
                                       1998 (unaudited)     Pro forma
                                          ----------       -----------
  Net sales...........................   $89,232,638      $102,532,660
  Net earnings (loss).................        43,116        (1,336,927)
  Net earnings (loss) per common share
   Basic and diluted .................   $       .01      $       (.29)

  The unaudited pro forma financial data does not purport to be indicative of the results which actually would have been obtained if the acquisition had occurred on the date indicated or of those results which may be obtained in the future.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997



  NOTE C - DIVESTITURE/RESTRUCTURING

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


  NOTE D - LONG-TERM OBLIGATIONS

  Long-term obligations consist of the following:

                                                         April 30,
                                                    1999          1998
                                                 ----------    ----------
  Revolving credit agreement (1)............    $14,000,000   $11,077,536

  Term note (1).............................      7,613,095            -

  Mortgage notes (2)........................      7,323,728     7,592,143

  Various installment obligations, payable
   through December 2003 in monthly payments of
   approximately $660,000, including interest,
   collateralized by certain machinery and
   equipment.  Interest rates range from 7.4%
   to 11.6%. ...............................     16,429,989    14,916,243

  Subordinated debt (3).....................      4,000,000            -

  Other.....................................             -        883,040
                                                 ----------    ----------
                                                 49,366,812    34,468,962

  Less current maturities...................      7,854,208     7,088,855
                                                 ----------    ----------
                                                $41,512,604   $27,380,107
                                                 ==========    ==========

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997

  NOTE D - LONG-TERM OBLIGATIONS - Continued

  (1)Through January 5, 1999, consisted of a line of credit dated November 21, 1997, which provided for maximum borrowings of
     $15,000,000, which is limited to 80% of eligible accounts receivable and 50% of eligible raw material inventories (not to exceed $2,500,000) and 75% of eligible finished goods inventories (not to exceed $3,000,000), at the bank's prime rate. In addition, the Company could borrow in $1,000,000 increments under this line of credit for 30, 60, or 90 days at LIBOR plus 1.75%. At April 30, 1998, $5,000,000 was borrowed at LIBOR plus 1.75%. Interest was paid monthly. The loan was collateralized by a security agreement covering substantially all of the assets of the Company.

     As of January 6, 1999, the Company changed its lead commercial lender and entered into a line of credit agreement (as amended) of $17,000,000 and a term note in the amount of $8,000,000. The term note of $8,000,000 was utilized to pay off term debt of approximately $2,560,000 to the Company's previous lender, $3,000,000 for the asset purchase from SV and the remaining amount to reduce line of credit borrowings.

     The line of credit borrowings, which mature on October 31, 2001, are limited to 85% of eligible accounts receivable, 50% of eligible raw material inventory (not to exceed $2,000,000), and 75% of eligible finished goods (not to exceed $2,500,000), and 60% of the fair market value of the Company's investment in Sigmatron International Inc. (not to exceed $2,000,000). Interest is calculated under the current pricing matrix at either the prime rate plus .50% or LIBOR plus 2.75%. At April 30, 1999, the entire amount outstanding of $14,000,000 is priced at the LIBOR pricing or 7.75%. At April 30, 1999, the Company's eligible borrowing base was approximately $14,300,000.

     The term note is payable in monthly principal installments of $95,238 plus interest, with a balloon payment due on October 31, 2003. Interest is calculated under the current pricing matrix at either the prime rate plus .75% or LIBOR plus 2.75%. At April 30, 1999, the entire balance of the term note is priced at the LIBOR pricing or 7.75%.

     The loans are collateralized by a security agreement covering substantially all of the unencumbered assets of the Company. Certain loan covenants restrict or limit, among other things, capital expenditures, the amount of capital stock redemptions, dividends, and advances to and investments in related entities. Other financial covenants pertain to the maintenance of specified debt to tangible net worth and debt service ratios and minimum EBITDA and tangible net worth as defined. At April 30, 1999, the Company was in violation of the covenant restricting annual capital expenditures. This violation has been waived by the bank.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997

  NOTE D - LONG-TERM OBLIGATIONS - Continued

  (2) At April 30, 1999 and 1998, the Company was obligated on three mortgage notes, with interest at 8.25%. The notes are being amortized over 15 years. The mortgage notes have total monthly payments of approximately $74,000, including interest.

  (3) The subordinated debt is due to the previous shareholders of SV and is subordinate to the debt of the Company's lead commercial lender. The note bears interest only (8.5%) through June 1, 1999, and monthly payments of principal and interest of $88,772 which commence from July 1, 1999, through its maturity on December 1, 2003.

  Scheduled annual maturities of total long-term obligations as of April 30, 1999, are as follows:

  Years ending April 30,
       2000..............................................  $  7,854,208
       2001..............................................    20,657,487
       2002..............................................     6,265,365
       2003..............................................     4,622,151
       2004..............................................     4,373,006
       2005 and thereafter...............................     5,594,595
                                                             ----------
                                                            $49,366,812
                                                             ==========
  NOTE E - INCOME TAXES

  Income tax expense (benefit) consists of the following:
                                             Years ended April 30,
                                         1999        1998         1997
                                       --------    --------   ----------
  Current
    Federal ......................... $(344,000)  $(712,000) $   788,000
    State ...........................   (10,000)   (212,000)      96,000
  Deferred...........................   469,000     293,000      333,000
                                       --------    --------   ----------
                                      $ 115,000   $(631,000) $ 1,217,000
                                       ========    ========   ==========

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997



  NOTE E - INCOME TAXES - Continued

  The Company's Federal income tax returns have been examined and cleared by the Internal Revenue Service through 1994. A reconciliation of the Federal statutory income tax rate to the Company's effective tax expense (benefit) rate is as follows:

                                           Percent of pretax (loss) earnings
                                                Years ended April 30,
                                             1999        1998       1997
                                             ----        ----       ----
  Statutory Federal income tax rate.......   34.0%      (34.0)%     34.0%
  State income taxes, net of Federal
   benefit, state credits and valuation
   allowance..............................   45.3        (8.7)       3.1
  Effect of Foreign Sales Corporation.....    -           -         (1.2)
  Effect of foreign net operating loss....   21.3         -          -
  Other - net.............................   (3.2)        3.6         .6
                                             ----        ----       ----
    Effective income tax (benefit)
     expense rate.........................   97.4%      (39.1)%     36.5%
                                             ====        ====       ====

  The tax effects of existing temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets are as follows at April 30:

                                                   1999         1998
                                                 --------    ---------
  Deferred tax assets
   Allowance for doubtful receivables ......... $  57,000   $   57,000
   Employee benefits ..........................   225,000      265,000
   Accrued expenses and other .................    64,000       90,000
   Alternative minimum tax credit carryforwards   307,000           -
   State net operating loss carryforward ......    70,000           -


       Total deferred tax assets...............   723,000      412,000

       Valuation allowance.....................   (70,000)          -

       Net deferred tax assets.................   653,000      412,000



                                   F-18

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997

  NOTE E - INCOME TAXES - Continued
                                                      1999          1998
                                                   ----------    ----------
  Deferred tax liabilities
   Depreciation ...............................   $(2,083,000)  $(1,450,000)
   Equity in earnings of affiliate ............      (621,000)     (544,000)
   Unrealized gain on public stock offering
    by affiliate                                     (196,000)     (196,000)
                                                   ----------    ----------
       Total deferred tax liabilities..........    (2,900,000)   (2,190,000)

       Net deferred tax liability..............   $(2,247,000)  $(1,778,000)

  The deferred tax asset valuation allowance relates to a state net operating loss carryforward.

  NOTE F - EMPLOYEE BENEFIT      PLANS

  The Circuit Systems, Inc. Employee Stock Ownership Plan ("ESOP") covered substantially all domestic employees of the Company. The Company approved a resolution to terminate the ESOP during June 1997, received regulatory approval to terminate the plan in July 1998 and completed the distribution of substantially all of the assets of the plan by December 31, 1998. No contribution was made during the three years ended April 30, 1999. The plan held 233,714 shares of Company stock as of April 30, 1998.

  The Circuit Systems, Inc. 401(k) Plan covers substantially all domestic employees of the Company who have completed one year of service. Participants may elect to defer up to 15% of their eligible compensation. The Company contributes an amount equal to 25% of the participants' deferrals, up to 6% of eligible compensation. The Company's contribution to this plan amounted to approximately $133,000, $117,000, and $78,000 for the years ended April 30, 1999,
  1998, and 1997, respectively.

  NOTE G - CONTINGENCIES

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

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997

  NOTE H - STOCK OPTIONS

  The 1993 Stock Option Plan was approved by shareholders of the Company in September 1993. The 1993 plan provides for the granting of a maximum of 500,000 stock options to employees of the Company at prices not less than the fair market value at the date of grant. The maximum term of an option may not exceed 10 years. The options generally vest in 25% increments every six month period after the date of grant.

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

  At May 1, 1996, the Company had 25,000 nonqualified stock options outstanding to certain unaffiliated investment advisors. The options were granted at the fair market value on the date of grant. During the year ended April 30, 1998, these options expired.

  In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock-based compensation under the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, generally, no cost is recorded for stock options issued to employees unless the option price is below the fair market value at the time options are granted. The following pro forma net earnings (loss) and earnings (loss) per share are presented for informational purposes and have been computed using the fair value method of accounting for stock-based compensation as set forth in SFAS No. 123:

                                                         April 30,
                                              1999        1998        1997
                                           ---------   ---------   ---------
  Net earnings (loss)................     $    3,118  $ (983,192) $2,118,950
  Pro forma net earnings (loss)......       (148,533) (1,221,818)  1,833,926
  Net earnings (loss) per common
   share - basic                                -           (.20)        .40
  Pro forma net earnings (loss) per share       (.04)       (.25)        .34


  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997

  NOTE H - STOCK OPTIONS - Continued

  These  pro  forma  amounts  may   not  be  representative  of   future
  disclosures, because they do not take into effect pro forma compensation expense related to grants made before 1995. The pro forma results include expense related to the fair value of stock options estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                1999     1998     1997
                                                ----     ----     ----
  Expected dividend yield...................     0.0%     0.0%     0.0%
  Expected stock price volatility...........    54.3     50.2     82.4
  Risk-free interest rate...................     6.7      5.9      6.9
  Weighted average expected life of options.   9 years  9 years  9 years

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

  Information relating to stock option transactions over the past three years is summarized as follows:

                          Options outstanding      Options exercisable
                          -------------------      -------------------
                                      Weighted                 Weighted
                                       averag e                 average
                           Number     price per     Number     price per
                         outstanding    share    exercisable     share
                          --------      -----      -------       -----
 Balance, May 1, 1996 .   360,000       $5.21      260,000       $5.65
   Granted ............   120,000        6.39      =======        ====
   Exercised ..........       -          -
   Canceled ...........                  -
                              -
                          -------
 Balance, April 30, 1997  480,000        5.51      380,000       $5.40
   Granted ............    70,000        4.34      =======        ====
   Exercised ..........       -          -
   Canceled ...........    30,000        4.23
                          -------
 Balance, April 30, 1998  520,000        5.42      445,000       $5.50
   Granted ............   130,000        3.99      =======        ====
   Exercised ..........       -
   Canceled ...........   270,000        4.96
                          -------
 Balance, April 30, 1999  380,000        5.25      275,000       $5.77
                          =======                  =======        ====

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997

  NOTE H - STOCK OPTIONS - Continued

  Further information about stock options outstanding at April 30, 1999, can be summarized as follows:

                      Options outstanding              Options exercisable
                ---------------------------------      -------------------
  Range of                    Weighted      Weighted              Weighted
  average                     remaining     average                average
  exercise      Number       contractual    price per   Number    price per
   prices     outstanding       life         share    exercisable   share
 -----------    -------         ----         -----      ------      -----
$2.69 to $3.99   80,000         7.53         $3.41      50,000      $3.85
 4.00 to 4.49   100,000         9.01          4.38      25,000       4.38
 4.50 to 5.99   100,000         6.29          5.36     100,000       5.36
 6.00 to 8.00   100,000         5.75          7.50     100,000       7.50



  NOTE I - MAJOR CUSTOMERS

  Sales to individual unaffiliated customers, which exceeded 10% of net sales, were approximately $24,746,000 and $13,338,000 for the year ended April 1999, $23,413,000, $11,430,000, and $8,151,000 for the
  year ended April  30, 1998, and  $16,231,000 and  $12,909,000 for  the
  year ended April 30, 1997. Sales to affiliates are separately identified in note J. The percentage composition of the accounts receivable for these customers bears a similar relationship to net sales.


  NOTE J - RELATED PARTY AND SIGNIFICANT SUBSIDIARY INFORMATION

  During the year ended April 30, 1997, the Company sold 68,000 shares of common stock of SigmaTron International, Inc. ("SGMA") and recognized a gain on the sale of approximately $1,093,000. The Company currently holds 488,413 shares, or approximately 17% of the outstanding stock of SGMA, and continues to account for this investment under the equity method. The quoted market price per share of SGMA was $4.00 on April 30, 1999.

  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997

  NOTE J - RELATED PARTY AND SIGNIFICANT SUBSIDIARY INFORMATION -
  Continued

  Transactions and balances with this unconsolidated affiliate as of and for the years ended April 30 are as follows:

                                          1999        1998        1997
                                        ---------   ---------   ---------
  Investment in affiliate............  $3,211,083  $2,930,595  $2,841,193
  Accounts receivable................   1,255,723   1,108,513     727,986
  Net sales..........................   6,325,000   6,380,000   6,895,000
  Rental income......................     386,000     402,000     339,000

  The Company subleases a portion of one of its manufacturing facilities to SGMA. The lease has a base rental of $29,987 per month and requires SGMA to pay maintenance, utilities, and real estate taxes. The lease continues through February 2001 and has a five-year renewal option.

  The following is summarized financial information for SGMA, as of and for the years ended April 30:

                                        1999         1998         1997
                                     ----------   ----------   ----------
  Current assets..................  $34,610,524  $32,203,952  $28,719,612
  Noncurrent assets...............   20,712,422   16,437,254   13,368,827
  Current liabilities.............   13,943,592   11,495,266    7,070,627
  Noncurrent liabilities..........   22,078,862   19,542,549   18,003,168
  Net sales.......................   88,159,189   85,650,598   87,216,343
  Gross profit ...................    8,921,091    8,456,834   12,639,082
  Net earnings....................    1,697,101      525,892    3,255,058


  Circuit Systems, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
  April 30, 1999, 1998, and 1997



  NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

  The unaudited quarterly results of operations are as follows for the fiscal years ended April 30,

  1999
                                          Quarter ended
                           July 31,   October 31,  January 31,   April 30,
                          ----------   ----------   ----------   ----------
  Net sales............. $22,553,713  $25,101,583  $20,708,764  $20,633,209
  Gross profit..........   3,052,495    4,080,547    1,964,732    1,952,203
  Net (loss) earnings...    (498,959)   1,239,635     (319,621)    (417,937)
  Net (loss) earnings per
   share - basic .......        (.11)         .29         (.08)        (.11)
  Net (loss) earnings per
   share - diluted .....        (.11)         .29         (.08)        (.11)

  1998
                                          Quarter ended
                           July 31,   October 31,  January 31,   April 30,
                          ----------   ----------   ----------   ----------
  Net sales............. $12,922,618  $20,473,136  $18,833,070  $22,744,272
  Gross profit..........     639,060    2,231,011    1,521,905    1,604,358
  Net (loss) earnings...    (502,286)     216,654     (249,039)    (448,521)
  Net (loss) earnings per
   share - basic .......        (.10)         .04         (.05)        (.09)
  Net (loss) earnings per
   share - diluted .....        (.10)         .04         (.05)        (.09)

                                   SCHEDULE II
                          VALUATION AND QUALIFYING ACCOUNTS
                     Years ended April 30, 1999, 1998, and 1997

                                            Additions

                          Balanced   Charged to  Charged to              Balance
                             at       costs and     other                 at end
                          beginning   expenses    accounts    Deduction     of
                          of period                                       period
                          --------    --------    ------      --------   -------
Year ended April 30, 1999
 Allowance for doubtful
  receivables             $150,000   $(195,220)  $25,000(2)  $(195,220) $175,000
                                                                 (1)
 Allowance for slow
  moving inventories          -        130,000        -           -      130,000

Year ended April 30, 1998
 Allowance for doubtful
  receivables              500,000      15,165        -        365,165   150,000
                                                                 (1)
Year ended April 30, 1997
 Allowance for doubtful
  receivables              475,000      36,760        -         11,760   500,000
                                                                 (1)


  (1)  Uncollectable receivables charged off, net of recoveries.

  (2) Allowance for doubtful receivables acquired from business acquisition.

       See note B of Notes to Financial Statements.

                          INDEX TO EXHIBITS

  3.1 Articles of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-18, File No. 2 9915C filed on July 22, 1985.)

  3.2 Articles   of  Amendment   to  the   Articles  of   Incorporation.
  (Incorporated herein by reference to Exhibit 19.1 of Form 10K for the year ended April 30, 1988.)

  3.3 By-Laws of the Company, as amended (as of September 6, 1991.) (Incorporated herein by reference to Exhibit 3.3 of Form 10-K for the year ended April 30, 1994.)

  10.1 1993 Stock  Option Plan.  (Incorporated  herein by  reference  to
  Exhibit 10.11 of Form 10-K for the year ended April 30, 1993.)

  10.2 1994 Director's Stock Option Plan. (Incorporated herein by reference to Exhibit 10.8 of Form 10-K for the year ended April 30, 1994.)

  10.3 Master Lease Agreement between Company and NBD Elk Grove Bank (for equipment finance). (Incorporated herein by reference to Exhibit
  10.12 of Form 10-K for the year ended April 30, 1995.)

  10.4 Industrial Lease Agreement dated as of February 29, 1996 by and between Circuit Systems, Inc. and SigmaTron International, Inc. (Incorporated here and by reference to Exhibit 10.19 of Form 10-K for the year ended April 30, 1996.)

  10.5 Real Estate and Asset Purchase and Sale Agreement between Circuit Systems of Tennessee, L.P. and Philips Electronics North America Corporation dated July 27, 1997. (Incorporated herein by reference to Exhibit 2.1 of Form 8-K dated July 24, 1997.)

  10.6 Employment Agreement dated as of March 1, 1999, by and between D.S. Patel and Circuit Systems, Inc.

  10.7 Asset Purchase Agreement dated as of December 1, 1998, by and among Circuit Systems, Inc. and H.O.T.L.R.T., Inc. d/b/a Silicon Valley Printed Circuits; Thomas L. Rogotzke, Richard T. Lebherz, and Hershel O. Petty, being the shareholders of SVPC.

  10.8 Subordinated Term Note in the amount of $4,000,000.00 dated December 1, 1998 executed by SVPC Circuit Systems, Inc. in favor of H.O.T.L.R.T., Inc. d/b/a Silicon Valley Printed Circuits.

  10.9 Credit Agreement among Circuit Systems, Inc., Circuit Systems of Tennessee, L.P., and SVPC Circuit Systems, Inc. as the Borrowers, the Lenders Which are Parties Hereto, and LaSalle National Bank as Agent, dated as of January 6, 1999.

  10.10 Revolving Credit Note in the amount of $18,000,000 dated January 4, 1999, executed by Circuit Systems, Inc., Circuit Systems of Tennessee, L.P. and SVPC Circuit Systems, Inc., the lenders which are parties to the Credit Agreement dated as January 4, 1999, and LaSalle National Bank.

  10.11 Term Loan Note in the amount of $7,000,000 dated January 4, 1999, executed by Circuit Systems, Inc., Circuit Systems of Tennessee, L.P. and SVPC Circuit Systems, Inc., the lenders which are parties to the Credit Agreement dated as January 4, 1999, and LaSalle National Bank.

  21    Subsidiaries of the Registrant.

  27.1  Financial Data Schedule (EDGAR Only)