Form 10-Q
period 1999-07-31
CIRCUIT SYSTEMS INC
filed 1999-09-14
CIK 773657

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             Form  10 - Q
  (Mark  One)

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
     ___     (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             For the period ended July 31, 1999.

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             For the transition period from        to      .

                      Commission file number 0-15407

                           Circuit Systems, Inc.
         (Exact name of registrant as specified in charter)

           Illinois                                        36-2663010
     (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

  2400 East Lunt Avenue, Elk Grove Village, Illinois          60007
  (Address of principal executive offices)                  (Zip Code)

        (847)  439 - 1999
  (Registrant's telephone number,           (Former name, former address and
   including area code)                      former fiscal year, if changed
                                             since last report)

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

  APPLICABLE ONLY TO CORPORATE ISSUERS:    Indicate the number of shares
  outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 31, 1999: 3,926,020

                           CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES

                                  INDEX


     PART I.     FINANCIAL INFORMATION                           Page
                                                                Number
                                                                ------

     Item 1.     Financial Statements

                       Consolidated Condensed Balance Sheets        3

                       Consolidated Condensed Statements of         4
                        Operations

                       Consolidated Condensed Statements of         5
                        Cash Flows

                       Notes to Consolidated Condensed              6
                        Financial Statements

     Item 2.     Management's Discussion and Analysis of            7
                 Financial Condition And Results of Operations

     Item 3.     Quantitative and Qualitative Disclosures          10
                 about Market Risks



     PART II.    OTHER INFORMATION


     Item 6.     Exhibits and Reports on Form 8-K                  10


     SIGNATURES                                                    11

                         CIRCUIT SYSTEMS, INC.
                            AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                              (UNAUDITED)

          ASSETS                               07/31/99     04/30/99
                                              ----------   ----------
  CURRENT ASSETS
      CASH AND CASH EQUIVALENTS              $    44,896  $ 1,463,336
      ACCOUNTS RECEIVABLE, LESS
          ALLOWANCE OF $175,000               14,235,178   13,048,378
      INVENTORIES
          RAW MATERIALS                        4,865,016    4,007,914
          WORK IN PROCESS                      2,405,525    2,451,106
          FINISHED GOODS                       3,387,604    3,073,442
                                              ----------   ----------
                                              10,658,145    9,532,462

      REFUNDABLE INCOME TAXES                    579,000      579,000
      DEFERRED INCOME TAXES                      309,000      309,000
      PREPAID EXPENSES                            63,773      103,707
                                              ----------   ----------
                  TOTAL CURRENT ASSETS        25,889,992   25,035,883

  INVESTMENT IN AFFILIATE                      3,252,775    3,211,083

  PROPERTY, PLANT AND EQUIPMENT - AT COST
      BUILDING AND IMPROVEMENTS               15,683,799   15,206,521
      MACHINERY AND EQUIPMENT                 56,401,792   53,454,625
      AUTOMOTIVE EQUIPMENT                       226,922      226,922
                                              ----------   ----------
                                              72,312,513   68,888,068
           LESS ACCUMULATED DEPRECIATION      29,802,706   28,082,923
                                              ----------   ----------
                                              42,509,807   40,805,145
       LAND                                    3,040,453    3,040,453
                                              ----------   ----------
                                              45,550,260   43,845,598
  OTHER ASSETS
      GOODWILL, NET                            6,376,447    6,487,447
      DEPOSITS AND SUNDRY                      1,446,509    1,335,757
                                              ----------   ----------
                  TOTAL OTHER ASSETS           7,822,956    7,823,204
                                              ----------   ----------
                   TOTAL ASSETS              $82,515,983  $79,915,768
                                              ==========   ==========

          LIABILITIES AND EQUITY

  CURRENT LIABILITIES
      CURRENT MATURITIES OF LONG-TERM
       OBLIGATIONS                           $ 7,408,707  $ 7,854,208
      ACCOUNTS PAYABLE                        14,749,154    9,252,421
      ACCRUED LIABILITIES                      2,528,984    2,461,738
      INCOME TAXES PAYABLE                            -            -
                                              ----------   ----------
            TOTAL CURRENT LIABILITIES         24,686,845   19,568,367

  LONG-TERM OBLIGATIONS                       40,471,655   41,512,604
  DEFERRED INCOME TAXES                        2,235,182    2,556,000
  COMMITMENTS AND CONTINGENCIES                       -            -

  SHAREHOLDERS' EQUITY
       COMMON STOCK                            2,191,168    2,191,168
       RETAINED EARNINGS                      12,931,133   14,087,629
                                              ----------   ----------
         TOTAL SHAREHOLDERS' EQUITY           15,122,301   16,278,797
                                              ----------   ----------
        TOTAL LIABILITIES AND EQUITY         $82,515,983  $79,915,768
                                              ==========   ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                         CIRCUIT SYSTEMS, INC.
                            AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                  THREE MONTHS ENDED
                                              7/31/99           7/31/98
                                          ------------        -----------
  NET SALES                              $  23,359,056       $ 22,553,713
  COST OF GOODS SOLD                        21,952,643         19,501,218
                                          ------------        -----------
      GROSS PROFIT                           1,406,413          3,052,495

  SALES AND MARKETING EXPENSES               1,139,129            794,165
  ADMINISTRATIVE EXPENSES                    1,193,173            913,051
  RESTRUCTURING CHARGE                              -           1,520,000
                                          ------------        -----------
                                             2,332,302          3,227,216

      OPERATING LOSS                          (925,889)          (174,721)

  OTHER (INCOME) DEDUCTIONS
      INTEREST EXPENSE                         985,384            727,179
      EQUITY IN EARNINGS OF
          UNCONSOLIDATED AFFILIATE             (41,692)            (3,789)
      MINORITY INTEREST IN LOSS
          OF SUBSIDIARY                             -             (31,782)
      RENTAL INCOME                           (105,159)          (104,060)
      SUNDRY                                       (26)            11,690
                                          ------------        -----------
                                               838,507            599,238

      LOSS BEFORE INCOME TAXES              (1,764,396)          (773,959)

  INCOME TAX BENEFIT                          (607,900)          (275,000)
                                          ------------        -----------
      NET LOSS                           $  (1,156,496)      $   (498,959)
                                          ============        ===========
  PER SHARE DATA:

   NET LOSS PER COMMON SHARE-BASIC       $        (.29)      $       (.11)
                                          ============        ===========
   NET LOSS PER COMMON SHARE-DILUTED     $        (.29)      $       (.11)
                                          ============        ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          CIRCUIT SYSTEMS, INC.
                            AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                       THREE MONTHS ENDED
                                                    07/31/99        07/31/98
                                                   ----------     -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      NET LOSS                                    $(1,156,496)   $   (498,959)

      ADJUSTMENTS TO RECONCILE NET LOSS  TO
       NET CASH PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION              1,839,783       1,302,416
         GAIN ON SALE OF EQUIPMENT                         -               -
         MINORITY INTEREST IN LOSS OF SUBSIDIARY           -          (31,782)
         DEFERRED INCOME TAXES                       (320,818)        175,000
         EQUITY IN EARNINGS OF UNCONSOLIDATED
          AFFILIATE                                   (41,692)         (3,789)

         CHANGES IN ASSETS AND LIABILITIES,
           NET OF EFFECTS FROM DIVESTITURE
              ACCOUNTS RECEIVABLE                  (1,186,800)      2,279,298
              INVENTORIES                          (1,125,683)       (529,438)
              PREPAID EXPENSES                         39,934         (32,654)
              OTHER ASSETS                           (110,752)        244,456
              ACCOUNTS PAYABLE AND ACCRUED
               LIABILITIES                          5,563,979      (2,114,463)
                                                   ----------     -----------
                   TOTAL ADJUSTMENTS                4,657,951       1,289,044
                                                   ----------     -----------
          NET CASH PROVIDED BY OPERATIONS           3,501,455         790,085

  CASH FLOWS FROM INVESTING ACTIVITIES:
          CAPITAL EXPENDITURES                     (3,433,445)       (746,814)
          PROCEEDS FROM SALE OF EQUIPMENT                  -               -
                                                   ----------     -----------
         NET CASH USED IN INVESTING ACTIVITIES     (3,433,445)       (746,814)

  CASH FLOWS FROM FINANCING ACTIVITIES:
          NET BORROWINGS (PAYMENTS) UNDER
           LINE OF CREDIT                             500,000        (189,900)
          REPURCHASE OF COMMON STOCK                       -               -
          PROCEEDS FROM LONG-TERM OBLIGATIONS              -          365,750
          PAYMENTS ON LONG-TERM OBLIGATIONS        (1,986,450)     (1,514,269)
                                                   ----------     -----------
     NET CASH USED IN FINANCING ACTIVITIES         (1,486,450)     (1,338,419)

  EFFECT OF FOREIGN EXCHANGE RATE CHANGES                  -            7,326

  DECREASE  IN CASH                                (1,418,440)     (1,287,822)
                                                   ----------     -----------
  CASH AT THE BEGINNING OF THE PERIOD               1,463,336       1,531,526
                                                   ----------     -----------
  CASH AT THE END OF THE PERIOD                   $    44,896    $    243,704
                                                   ==========     ===========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  CASH PAID (RECEIVED) DURING THE PERIOD FOR:
          INTEREST                                $   997,796    $    689,461
          INCOME TAXES                                     -         (105,876)
  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
     DIVESTITURE OF NET INVESTMENT IN CIRCUIT
      SYSTEMS (INDIA) LIMITED AND CIRCUIT SIGMA
      INDIA LIMITED IN SATISFACTION OF CERTAIN
      ACCRUED LIABILITIES AND REPURCHASE
      OF COMMON STOCK                             $        -     $  1,270,049


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                           CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

     1. These interim Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company's April 30, 1999 Annual Report and Form 10-K.

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

     4. The following table illustrates a reconciliation of the basic and diluted earnings per share calculations:

                                        Three Months Ended
                                             7/31/99
                                        ------------------
           Net Loss                               $(1,156,496)
                                                   ==========
                                       Shares    Per Share Amount
                                      ---------    ----------
           Basic Loss per Share       3,926,020   $      (.29)
           Effect of Dilutive
           Securities:
               Stock Options                N/A           N/A
                                      ---------    ----------
           Diluted Loss per Share     3,926,020   $      (.29)
                                      =========    ==========

                                        Three Months Ended
                                             7/31/98
                                        ------------------
           Net Loss                               $  (498,959)
                                                   ==========
                                       Shares       Per Share
                                                     Amount
                                      ---------    ----------
           Basic Loss per Share       4,503,296   $      (.11)
           Effect of Dilutive
           Securities:
               Stock Options                N/A           N/A
                                      ---------    ----------
           Diluted Loss per Share     4,503,296    $     (.11)
                                      =========    ==========

    5. The provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires that an entity report, by major components and as a single total, the change in its net assets during the period from non-shareholder resources. Total comprehensive income (loss) for the quarters ended July 31, 1999 and 1998 was $(1,156,496) and $(417,973), respectively.

    6. On September 10, 1999, the Company acquired all of the outstanding shares of stock of Infovision, Inc. ("Infovision"). Infovision specializes in two markets: 1) the rendering of consulting and programming services and currently has approximately 55 full-time consultants, and 2) the development and licensing of a certain software product, which is being finalized for general release, which documents a company's ISO procedures, with internet/intranet capabilities. The purchase price of $3,750,000 (plus acquisition costs) consists of cash of $1,440,000, subordinated term notes of $1,785,000 with installment terms ranging from two to five years and $525,000 of the Company's common stock. The Company's president/CEO and his wife own 14% of the Infovision common stock and affiliates of the president/CEO own 36% of the Infovision common stock.

         Infovision has total assets of approximately $800,000 and total liabilities of approximately $1,600,000, which includes a note payable and accrued interest to the Company's president/CEO of approximately $1,150,000. It is anticipated that based upon the terms of the purchase agreement, approximately $950,000 of the note payable and accrued interest will be converted into Company stock and the remaining $200,000 will be paid in cash within the next four months.

         The acquisition will be accounted for under the purchase method. The cash portion of the purchase price will be funded by a $1,000,000 increase in the Company's installment note to its commercial lender and the remainder from its line of credit.

         The excess of the purchase price, including direct costs of acquisition over the net assets acquired of approximately $4,675,000 will be amortized to operations over 15 years.

                 MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
          OF  FINANCIAL  CONDITION  AND RESULTS  OF  OPERATIONS

  This discussion contains forward-looking statements that involve risks and uncertainties, including Year 2000 matters. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's Annual Report on Form 10-K for the year ended April 30, 1999. Reliance on these forward-looking statements reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. The Company does not intend to update these forward-looking statements.

  Reference to "IL" hereinafter refers to the Company's Illinois operations only; reference to "CST" refers to Circuit Systems of Tennessee; reference to "CSIL" refers to Circuit Systems (India) Limited; reference to "SVPC" refers to SVPC Circuit Systems, Inc.

  Net sales for the quarter ended July 31, 1999, were $23,359,000, increasing by 3.6% when compared to $22,554,000 for the same quarter last year. The net sales of IL, CST, and SVPC for fiscal 2000 were $15,986,000, $3,965,000 and $3,408,000, respectively, as compared to
  $16,737,000, $5,205,000 and  $0, respectively, for  fiscal 1999.   The
  fiscal 1999 sales also included revenues of $612,000 from CSIL, which was divested as of July 27, 1998. The increase in sales is due to the inclusion of SVPC which was partially offset by decreases in IL and CST sales of $751,000 and $1,240,000, respectively, compared to the prior year. The decrease in IL and CST sales is due to pricing decreases and decreased demand from the current customer base. Net sales to four customers accounted for approximately $12,279,000 or 53% for the quarter ended July 31, 1999, compared to five customers representing approximately $ 13,818,000 or 61% of net sales for the same quarter last year.

  Gross profit for the quarter was $1,406,000 or 6.0% of net sales, compared to $3,052,000 or 13.5% of net sales for the same quarter last year. The gross profit of IL, CST and SVPC for fiscal 2000 were $1,853,000, $(413,000) and $(34,000), respectively, as compared to
  $2,719,000 and $238,000 for IL and CST, respectively, for fiscal 1999. CSIL had a gross profit of $95,000 for fiscal 1999. The gross margin for IL has been impacted by a slight reduction in volume, continued pricing pressure and an overall increase in occupancy costs with the addition of a new facility which is not currently in production. CST's margin has been negatively impacted this quarter due to a combination of a decrease in sales volume, pricing and product mix. SVPC is impacted by volume, pricing, a higher than average scrap rate in May and June and the failure of certain production equipment which resulted in an increase in outside service costs. Overall margins have and will continue to be impacted as a result of continued pricing pressures driven by Far East competitors. Realignment of certain manufacturing processes within existing facilities and the installation of machinery and building improvements in the new manufacturing facility in IL continued during the first quarter and will continue through the next quarter.

  Sales and marketing and administrative expenses for the quarter were $2,332,000 or 10.0% of net sales, compared to $1,707,000 or 7.6% of net sales for the same quarter last year. Operating expenses have increased primarily due to the acquisition of SVPC, which have increased these expenses by $670,000 during the current quarter. IL expenses have increased by $112,000 due to an increase in customer service personnel, commissions (based on a change in the mix of commissionable sales), professional fees and bad debt expense. CST expenses were relatively unchanged from the same period last year.

  Operating expenses in fiscal 1999 also included a restructuring charge of $1,520,000 relating to the reorganization of the Company's management and plant operations. The majority of the charge related to severance and other termination benefits for an executive vice president and five other managers and supervisors. Excluding the restructuring charge, income from operations was $1,345,000 or 6.0% of net sales in fiscal 1999 compared to a loss from operations of $926,000 or 4% of net sales in fiscal 2000.

  Other deductions-net were $838,000 for the current quarter compared to $599,000 for the same quarter last year. Interest expense increased to $985,000 in fiscal 2000 from $727,000 in fiscal 1999 due to the SVPC acquisition in December 1998, increased borrowings under the line of credit to fund additional working capital needs and an increase in installment obligations to fund equipment purchases and the new facility expansion. The equity in the earnings of SigmaTron increased to $42,000 for the current quarter compared to $4,000 for the same period last year.

  The effective income tax rate for the quarter ended July 31, 1999 is 34.5%, compared to the fiscal 1999 effective rate of 35.5%. The lower effective income tax rates are due to the inability to recognize the tax benefits of certain state and foreign (in fiscal 1999) net operating losses.

  The net loss and diluted loss per share for the quarter ended July 31, 1999 were $1,156,000 and $.29, respectively, compared to a net loss and diluted loss per share of $499,000 and $.11, respectively, for the same period last year.

  LIQUIDITY  AND  CAPITAL  RESOURCES

  The  Company  has  historically   financed  its  operations,   capital
  expenditures and debt payment requirements through its line of credit, other collateralized borrowings and cash generated from operations.

  The Company's line of credit agreement allows for maximum borrowings of $17,000,000 (as amended) and is limited to 85% of eligible accounts receivable, 75% of eligible finished goods (not to exceed
  $2,500,000), 50% of eligible raw material inventory (not to exceed $2,000,000) and 60% of the fair market value of the Company's investment in SigmaTron (not to exceed $2,000,000). At July 31, 1999, there was approximately $2,150,000 of unused credit available under the line of credit. The agreement contains certain covenants which restrict the amount of dividends the Company could pay, capital stock redemptions, and capital expenditures. Other financial covenants pertain to the maintenance of specified debt to tangible net worth and debt service ratios and minimum EBITDA and tangible net worth as defined. At July 31, 1999, the Company was in violation of its debt to tangible net worth covenant and is anticipating that it will be waived by the bank.

  During  August  1999,  the  Company  converted  accounts  payable  for
  equipment   purchases  into  new  term  obligations  of  approximately
  $1,700,000.

  On September 10, 1999, the Company acquired all of the outstanding shares of stock of Infovision, Inc. ("Infovision"). Infovision specializes in two markets: 1) the rendering of consulting and programming services and currently has approximately 55 full-time consultants, and 2) the development and licensing of a certain software product, which is being finalized for general release, which documents a company's ISO procedures, with internet/intranet capabilities. The purchase price of $3,750,000 (plus acquisition costs) consists of cash of $1,440,000, subordinated term notes of $1,785,000 with installment terms ranging from two to five years and $525,000 of the Company's common stock. The Company's president/CEO and his wife own 14% of the Infovision common stock and affiliates of the president/CEO own 36% of the Infovision common stock.

  Infovision has total assets of approximately $800,000 and total liabilities of approximately $1,600,000, which includes a note payable and accrued interest to the Company's president/CEO of approximately $1,150,000. It is anticipated that based upon the terms of the purchase agreement, approximately $950,000 of the note payable and accrued interest will be converted into Company stock and the remaining $200,000 will be paid in cash within the next four months.

  The acquisition will be accounted for under the purchase method. The cash portion of the purchase price will be funded by a $1,000,000 increase in the Company's installment note to its commercial lender and the remainder from its line of credit.

  The  excess  of  the  purchase   price,  including  direct  costs   of
  acquisition, over the net assets acquired of approximately $4,675,000 will be amortized to operations over 15 years.

  The Company has purchase commitments as of July 31, 1999 of approximately $2,200,000 for future deliveries of machinery and equipment. The Company intends to finance such purchases through collateralized borrowings and existing cash flow. The amount of anticipated capital expenditures will frequently change based on future changes in business plans.

  The Company's backlog at July 31, 1999 is approximately $24,500,000, compared to $20,000,000 at July 31, 1998. Backlog is comprised of orders for which artwork has been received, a delivery date has been scheduled and the Company anticipates it will manufacture and deliver the order. The majority of the July 31, 1999 backlog is scheduled to be shipped within approximately 4 months. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customers' orders and the Company's scheduled production and delivery dates. A significant portion of the Company's backlog at any time may be subject to cancellation or postponement without penalty.

  YEAR 2000 COMPLIANCE

  During the first quarter, the Company continued its Year 2000 compliance project as previously discussed in its 1999 Form 10-K. The Company has substantially completed its internal assessments of operations, equipment, etc. within each of its plants. The Company has completed the implementation of its Enterprise Resource Planning ("ERP") II systems within the IL operations and is approximately 75% complete with the same ERP modules it intends to utilize within its CST facility. In addition, the Company has selected, purchased and begun implementation of a human resource/payroll software program. Management intends to run this program simultaneous with its current software module within the IL operations during December and intends to "go live" on January 1, 2000. SVPC and CST currently outsource this function, but will implement the same program in the first part of calendar 2000.

  The Company has formed its team of officers and managers to develop a detailed contingency plan to address each of its facilities. The teams have met on several occasions and intend to complete their formal plans by the end of October.

  The Company has expended approximately $600,000 in external costs and it anticipates it will spend an additional $250,000 for hardware, software and implementation costs prior to December 31. These estimates are subject to change as additional information and assessments become available.

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

        (a)Exhibits - None
        (b)Reports on Form 8-K - None

                                SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, registrant's principal financial officer, thereunto duly authorized.




                             Circuit Systems, Inc.
                             (registrant)


  September 13, 1999         /s/ James E. Robbs
                             James E. Robbs
                             Chief Financial Officer
                             (Principal  Financial  Officer)