Form 10-Q
period 1999-10-31
CIRCUIT SYSTEMS INC
filed 1999-12-15
CIK 773657

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              Form 10 - Q
  (Mark  One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the period ended October 31, 1999.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from _____ to _____ .

                      Commission file number 0-15407

                           Circuit Systems, Inc.
           (Exact name of registrant as specified in charter)

             Illinois                            36-2663010
     (State or other jurisdiction             (I.R.S. Employer
   of incorporation or organization)         Identification No.)

  2400 East Lunt Avenue, Elk Grove Village, Illinois       60007
      (Address of principal executive offices)           (Zip Code)

        (847)  439 - 1999                     __________________
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

  APPLICABLE ONLY TO CORPORATE ISSUERS:    Indicate the number of  shares
  outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 30, 1999: 4,591,020

                          CIRCUIT SYSTEMS, INC.
                            AND SUBSIDIARIES

                                  INDEX
                                                                    Page
                                                                   Number
    PART 1.   FINANCIAL INFORMATION                                ------

    Item 1.   Financial Statements

                 Consolidated Condensed Balance Sheets                3

                 Consolidated Condensed Statements of Operations      4

                 Consolidated Condensed Statements of Cash Flows      5

                 Notes to Consolidated Condensed Financial
                 Statements                                           6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     8

    Item 3.   Quantitative and Qualitative Disclosures about
              Market Risks                                            12


    PART II.  OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8K                         12


    SIGNATURES                                                        13

                          CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (UNAUDITED)
                                                   10/31/99       04/30/99
                                                 ------------   ------------
  ASSETS
  CURRENT ASSETS
      CASH AND CASH EQUIVALENTS                 $     304,428  $   1,463,336
      ACCOUNTS RECEIVABLE, LESS ALLOWANCE
       OF $175,000                                 16,450,374     13,048,378
      INVENTORIES
          RAW MATERIALS                             3,953,490      4,007,914
          WORK IN PROCESS                           2,929,057      2,451,106
          FINISHED GOODS                            3,796,993      3,073,442
                                                 ------------   ------------
                                                   10,679,540      9,532,462

      REFUNDABLE INCOME TAXES                         290,000        579,000
      DEFERRED INCOME TAXES                           309,000        309,000
      PREPAID EXPENSES                                126,443        103,707
                                                 ------------   ------------
               TOTAL CURRENT ASSETS                28,159,785     25,035,883

  INVESTMENT IN AFFILIATE                           3,377,403      3,211,083

  PROPERTY, PLANT AND EQUIPMENT - AT COST
      BUILDINGS AND IMPROVEMENTS                   16,231,979     15,206,521
      MACHINERY AND EQUIPMENT                      57,957,813     53,454,625
      AUTOMOTIVE EQUIPMENT                            226,922        226,922
                                                 ------------   ------------
                                                   74,416,714     68,888,068
          LESS ACCUMULATED DEPRECIATION            31,544,917     28,082,923
                                                 ------------   ------------
                                                   42,871,797     40,805,145
          LAND                                      3,040,453      3,040,453
                                                 ------------   ------------
                                                   45,912,250     43,845,598
  OTHER ASSETS
      GOODWILL, NET                                10,741,435      6,487,447
      DEPOSITS AND SUNDRY                           1,894,581      1,335,757
                                                 ------------   ------------
          TOTAL OTHER ASSETS                       12,636,016      7,823,204
                                                 ------------   ------------
          TOTAL ASSETS                          $  90,085,454  $  79,915,768
                                                 ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
      CURRENT MATURITIES OF L/T OBLIGATIONS     $   8,591,259  $   7,854,208
      LONG-TERM OBLIGATIONS CLASSIFIED
       AS CURRENT                                  22,699,000              -
      ACCOUNTS PAYABLE                             17,531,394      9,252,421
      ACCRUED LIABILITIES                           3,251,739      2,461,738
                                                 ------------   ------------
          TOTAL CURRENT LIABILITIES                52,073,392     19,568,367

  LONG-TERM OBLIGATIONS                            16,195,223     38,136,619
  SUBORDINATED DEBT                                 4,173,762      3,375,985
  DEFERRED INCOME TAXES                             1,817,082      2,556,000
  COMMITMENTS AND CONTINGENCIES                             -              -

  SHAREHOLDERS' EQUITY
      COMMON STOCK                                  3,678,055      2,191,168
      RETAINED EARNINGS                            12,147,940     14,087,629
                                                 ------------   ------------
          TOTAL SHAREHOLDERS' EQUITY               15,825,995     16,278,797
                                                 ------------   ------------
          TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                 $  90,085,454  $  79,915,768
                                                 ============   ============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                               CIRCUIT SYSTEMS, INC.
                                  AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                10/31/99     10/31/98     10/31/99     10/31/98
                              ----------   ----------   ----------   ----------
NET SALES                    $24,920,533  $25,101,583  $48,279,589  $47,655,296

COST OF GOODS SOLD            22,847,468   21,021,036   44,800,111   40,522,254
                              ----------   ----------   ----------   ----------
    GROSS PROFIT               2,073,065    4,080,547    3,479,478    7,133,042

SALES AND MARKETING EXPENSES   1,100.439      843,767    2,239,568    1,637,932
ADMINISTRATIVE EXPENSES        1,330,373      741,038    2,523,546    1,654,089
RESTRUCTURING CHARGE                   -            -            -    1,520,000
                              ----------   ----------   ----------   ----------
                               2,430,812    1,584,805    4,763,114    4,812,021
                              ----------   ----------   ----------   ----------
    OPERATING INCOME (LOSS)     (357,747)   2,495,742   (1,283,636)   2,321,021

OTHER (INCOME) DEDUCTIONS
    INTEREST EXPENSE           1,098,059      712,725    2,083,443    1,439,904
    EQUITY IN EARNINGS OF
     UNCONSOLIDATED AFFILIATE   (124,628)     (71,208)    (166,320)     (74,997)
    MINORITY INTEREST IN
     LOSS OF SUBSIDIARY                -            -            -      (31,782)
    RENTAL INCOME                (89,959)    (100,460)    (195,118)     204,520)
    SUNDRY                       (27,526)      (6,950)     (27,552)       4,740
                              ----------   ----------   ----------   ----------
                                 855,946      534,107    1,694,453    1,133,345
                              ----------   ----------   ----------   ----------
    EARNINGS (LOSS) BEFORE
     INCOME TAXES             (1,213,693)   1,961,635   (2,978,089)   1,187,676

  INCOME TAX EXPENSE (BENEFIT)  (430,500)     722,000   (1,038,400)     447,000
                              ----------   ----------   ----------   ----------
      NET EARNINGS (LOSS)    $  (783,193) $ 1,239,635  $(1,939,689) $   740,676
                              ==========   ==========   ==========   ==========
PER SHARE DATA:

    NET EARNINGS (LOSS) PER
     COMMON SHARE-BASIC      $      (.18)  $      .29  $      (.47) $       .17
                              ==========   ==========   ==========   ==========
    NET EARNINGS (LOSS) PER
     COMMON SHARE-DILUTED    $      (.18)  $      .29  $      (.47) $       .17
                              ==========   ==========   ==========   ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                           CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                       10/31/99      10/31/98
                                                      ----------   ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
      NET EARNINGS (LOSS)                            $(1,939,689) $   740,676
      ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS)
       TO NET CASH
          PROVIDED BY OPERATING ACTIVITIES:
          DEPRECIATION AND AMORTIZATION                3,743,349    2,593,016
          DEFERRED INCOME TAXES                         (738,918)     175,000
          MINORITY INTEREST IN LOSS OF SUBSIDIARY              -      (31,782)
          EQUITY IN EARNINGS OF UNCONSOLIDATED
           AFFILIATE                                    (166,320)     (74,997)

         CHANGES IN ASSETS AND LIABILITIES, NET OF
          EFFECTS FROM ACQUISITION AND DIVESTITURE:
              ACCOUNTS RECEIVABLE                     (2,081,118)    (516,195)
              INVENTORIES                             (1,147,078)    (648,246)
              PREPAID EXPENSES                           (22,736)     (38,993)
              OTHER ASSETS                              (557,541)     404,413
              ACCOUNTS PAYABLE AND ACCRUED
               LIABILITIES                             8,482,743      679,201
                                                      ----------   ----------
                  TOTAL ADJUSTMENTS                    7,512,381    2,541,417
                                                      ----------   ----------
          NET CASH PROVIDED BY OPERATIONS              5,572,692    3,282,093

  CASH FLOWS FROM INVESTING ACTIVITIES:
      CAPITAL EXPENDITURES                            (5,447,365)  (3,439,458)
      PAYMENT FOR PURCHASE OF INFOVISION, INC.        (1,440,000)           -
                                                      ----------   ----------
          NET CASH USED IN INVESTING  ACTIVITIES      (6,887,365)  (3,439,458)

  CASH FLOWS FROM FINANCING ACTIVITIES:
      NET BORROWINGS UNDER LINE OF CREDIT              2,000,000    2,543,240
      PROCEEDS FROM LONG-TERM OBLIGATIONS              1,263,092      365,750
      REPURCHASE OF COMMON STOCK                               -     (872,832)
      PAYMENTS ON LONG-TERM OBLIGATIONS               (3,107,327)  (3,049,452)
                                                      ----------   ----------
          NET CASH PROVIDED  BY (USED IN)
           FINANCING ACTIVITIES                          155,765   (1,013,294)

  EFFECT OF FOREIGN EXCHANGE RATE CHANGES                      -        7,236
                                                      ----------   ----------
  DECREASE IN CASH                                    (1,158,908)  (1,163,333)

  CASH AT THE BEGINNING OF THE PERIOD                  1,463,336    1,531,526
                                                      ----------   ----------
  CASH AT THE END OF THE PERIOD                      $   304,428  $   368,193
                                                      ==========   ==========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      CASH PAID (RECEIVED) DURING THE PERIOD FOR:
          INTEREST                                   $ 2,074,879  $ 1,403,799
          INCOME TAXES                                  (289,000)    (105,876)

  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
     SUBORDINATED DEBT AND COMMON STOCK TO SELLER
      IN CONJUNCTION WITH BUSINESS ACQUISITION       $ 2,310,000  $         -
     ISSUANCE OF COMMON STOCK IN SATISFACTION OF
      LONG-TERM OBLIGATION AND ACCRUED INTEREST          961,887            -
     DIVESTITURE  OF NET INVESTMENT IN CIRCUIT
      SYSTEMS (INDIA) LIMITED AND CIRCUIT SIGMA
      LIMITED IN SATISFACTION OF CERTAIN ACCRUED
      LIABILITIES AND REPURCHASE OF COMMON STOCK               -    1,270,049


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

 2. These consolidated statements are presented in accordance with the requirements of Form10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles normally made in the Company's Annual Report and Form 10-K.

 4. The following table illustrates a reconciliation of the basic and diluted earnings per share calculations.

                                   Three Months Ended       Six Months Ended
                                       10/31/98                10/31/98
  Net Earnings                              $1,239,635              $ 740,676
                                             =========               ========

                                    Shares   Per Share     Shares   Per Share
                                              Amount                 Amount
                                   ---------  --------   ---------   --------
Basic Earnings per Share           4,281,228  $    .29   4,425,262  $     .17
Effect of Dilutive Securities:
    Stock Options                         -          -          -          -
                                   ---------  --------   ---------   --------
Diluted Earnings per Share         4,281,228  $    .29   4,425,262  $     .17
                                   =========  ========   =========   ========

                                   Three Months Ended       Six Months Ended
                                       10/31/99                10/31/99

  Net Loss                                   $ 216,654              $(285,632)
                                              ========               ========
                                    Shares   Per Share     Shares   Per Share
                                              Amount                 Amount
                                   ---------  --------   ---------   --------
Basic Loss per Share               4,301,890 $    (.18)  4,113,955  $    (.47)
Effect of Dilutive Securities:
    Stock Options                        NA        NA          NA          NA
                                   ---------  --------   ---------   --------
Diluted Loss per Share             4,301,890 $    (.18)  4,113,955  $    (.47)
                                   =========  ========   =========   ========

 5. The provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires that an entity report, by major components and as a single total, the change in its net assets during the period from non-shareholder resources. Total comprehensive income (loss) for the three months and six months ended October 31, 1999 was $(783,193) and $(1,939,689), respectively, and for the three months and six months ended October 31, 1998 was $1,239,635 and $821,662, respectively.

 6. On September 10, 1999, the Company acquired all of the outstanding shares of stock of Infovision, Inc. ("Infovision"). Infovision specializes in two markets: 1) the rendering of consulting and programming services and currently has approximately 55 full-time consultants, and 2) the development and licensing of a certain software product, which is being finalized for general release, which documents a company's ISO procedures, with internet/intranet capabilities. The purchase price of $3,750,000 (plus acquisition costs) consists of cash of $1,440,000, subordinated term notes of $1,785,000 with installment terms ranging from two to five years and $525,000 of the Company's common stock. The cash portion of the purchase price was funded by a $1,000,000 increase in the Company's installment note to its commercial lender and the remainder from its line of credit. The Company's president/CEO and his wife owned 14% of the Infovision common stock and affiliates of the president/CEO owned 36%.

    The acquisition will be accounted for under the purchase method. The purchase price, including direct costs of acquisition, was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Results of operations for Infovision is included with those of the Company since September 10, 1999. The excess of the purchase price over the net assets acquired, which is approximately $4,517,000, is being amortized to operations over 15 years.

    The fair value of assets acquired, net of liabilities assumed or created is as follows:

                 Current assets                     $  (1,033,000)
                 Furniture and equipment                 (100,000)
                 Purchase price in excess of net
                       assets acquired                 (4,517,000)
                 Liabilities assumed and seller
                       subordinated debt                3,685,000
                                                     ------------
                 Cash paid and Company common
                       stock issued                 $  (1,965,000)
                                                     ============

    As of the date of acquisition, in conjunction with the purchase agreement, approximately $962,000 of pre-existing a note payable and accrued interest due to the Company's President/CEO was converted into 455,000 shares of Company stock.

    The prior operating results of Infovision were maintained on a cash basis and it is therefore impracticable to provide interim proforma results of operations from the beginning of the Company's fiscal year on a combined basis.

 7. At October 31, 1999, the Company was in violation of its tangible net worth, debt to tangible net worth, minimum EBITDA, debt service ratio and annualized capital expenditure covenants. Although the Company is expecting its lender to waive these conenants as of October 31, 1999 it is unlikely that the Company will return to compliance with all of these covenants in the near future. Therefore, the long-term portion of the line of credit and term note of $22,699,000 has been classified as a current liability pending covenant amendments or a waiver which would extend beyond one year.

                           CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion contains forward-looking statements that involve risks and uncertainties, including Year 2000 matters. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, as well as those discussed in the Company's Annual Report on Form 10-K for the year ended April 30, 1999. Reliance on these forward-looking statements reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Although the Company believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by or on behalf of the Company. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company. The Company does not intend to update these forward-looking statements.

  Reference to "IL" hereinafter refers to the Company's Illinois operations only; reference to "CST" refers to Circuit Systems of Tennessee; reference to "CSIL" refers to Circuit Systems (India) Limited; reference to "SVPC" refers to SVPC Circuit Systems, Inc.; reference to "Infovision" refers to Infovision, Inc. The results of operations for Infovision is included with those of the Company since September 10, 1999.

  Net sales for the quarter ended October 31, 1999, were $24,921,000, decreasing by 1% when compared to $25,102,000 for the same quarter last year. The net sales of IL, CST, SVPC and Infovision for fiscal 2000 were $16,261,000, $4,610,000, $3,186,000 and $864,000, respectively, as compared to  $17,668,000,  $7,434,000,  $0 and  $0,  respectively,  for fiscal 1999. The net decrease in sales is comprised of additional revenues resulting from the inclusion of SVPC and Infovision in fiscal 2000 which was offset by decreases in IL and CST sales of $1,407,000 and $2,824,000, respectively, compared to the prior year. The decrease in IL and CST sales is due to pricing decreases and lower demand from the current customer base. Net sales to four customers accounted for approximately $13,081,000 or 53% of net sales for the quarter ended October 31, 1999, compared to three customers representing approximately $15,980,000 or 64% of net sales for the same quarter last year.

  Gross profit for the quarter was $2,073,000 or 8.3% of net sales, compared to $4,081,000 or 16.3% of net sales for the same quarter last year. The gross profit of IL, CST, SVPC and Infovision for fiscal 2000 were $1,556,000, $(34,000), $341,000 and $210,000, respectively, as compared to $2,477,000 and $1,604,000 for IL and CST, respectively, for fiscal 1999. The gross margin for IL has been impacted by a slight reduction in volume, continued pricing pressure and an overall increase in occupancy costs with the addition of a new facility which began limited production in the current quarter. CST's margin has been negatively impacted this quarter due to a continuing combination of a decrease in sales volume, pricing and product mix. Overall margins have and will continue to be impacted as a result of continued pricing pressures driven by Far East competitors. Realignment of certain manufacturing processes within existing facilities and the installation of machinery and building improvements in the new manufacturing facility in IL continued during the second quarter and will continue into the next quarter.

  The net sales for the six months ended October 31, 1999 were $48,280,000, increasing by 1% from $47,655,000 for the same period last year. The net sales of IL, CST, SVPC and Infovision for fiscal 2000 were $32,248,000, $8,574,000, $6,594,000 and $864,000, respectively, as compared to  $34,405,000, $12,638,000,  $0  and $0,  respectively,  for fiscal 1999. The fiscal 1999 sales also included revenues of $612,000 from CSIL, which was divested as of July 27, 1998. Net sales to four individual customers accounted for approximately 53% in the current year compared to the same period last year in which three customers accounted for approximately 58% of net sales. The gross profit for the six months ended October 31, 1999 was $3,479,000 or 7.2% of net sales, compared to $7,133,000 or 15.0% of net sales for the same period in the prior year. The gross profit for the Company was affected by the same factors as noted above.

  Sales and marketing, and administrative expenses for the three and six months ended October 31, 1999, were $2,431,000 or 9.8% of net sales and $4,763,000 or 9.9% of net sales, respectively, compared to $1,585,000 or 6.3% of net sales and $3,292,000 or 6.9% of net sales, respectively, for the same periods last year. The increase in operating expenses is due primarily to the acquisition of SVPC and Infovision, which have increased these expenses by $815,000 and $1,486,000 for the three and six months ended October 31, 1999, respectively.

  Operating expenses for the six months ended October 31, 1998 also included a restructuring charge of $1,520,000 (which was recorded in the first quarter of fiscal year 1999) relating to the reorganization of the Company's management and plant operations. The majority of the charge relates to severance and other termination benefits for an executive vice president and five other managers and supervisors. Excluding the restructuring charge, income from operations was $3,841,000 or 8.1% of net sales for the six months ended October 31, 1998 compared to a loss from operations of $1,284,000 or 2.7% of net sales for the six months ended October 31, 1999.

  Other deductions-net for the three and six months ended October 31, 1999, were $856,000 and $1,694,000, respectively, compared to $534,000 and $1,133,000, respectively, for the same periods in the prior year. Interest expense increased to $1,098,000 and $2,083,000, respectively, in 1999, compared to $713,000 and $1,440,000, respectively, for the same periods last year. The increase is due to the SVPC acquisition in December 1998, the Infovision acquisition in September 1999, increased borrowings under the line of credit to fund additional working capital needs and an increase in installment obligations to fund equipment purchases and the new facility expansion. The equity in the earnings of SigmaTron increased to $166,000 for the current six months compared to $75,000 for the same period last year.

  The effective income tax rate for the six months ended October 31, 1999 is (34.9)%, compared to the rate for the same period last year of 37.6%. The lower effective income tax rates are due to the inability to recognize the tax benefits of certain state and foreign (in fiscal
  1999) net operating losses.

  The net loss and diluted loss per share for the three months and six months ended October 31, 1999, were $783,000 or $.18, and $1,940,000 or
  $.47, respectively, compared to net earnings and diluted earnings per share for the three and six month periods in the prior year of $1,240,000 or $.29 and $741,000 or $.17, respectively.


  LIQUIDITY  AND  CAPITAL  RESOURCES

  The Company has historically financed its operations, capital expenditures, stock repurchases and debt payment requirements through its line of credit, other collateralized borrowings and cash generated from operations.

  The Company's line of credit agreement (as amended) allows for maximum borrowings of $16,000,000 and is limited to 85% of eligible accounts receivable, 50% to 75% of eligible finished goods (not to exceed
  $2,500,000), 50% of eligible raw material inventory (not to exceed $2,000,000) and 60% of the fair market value of the Company's investment in SigmaTron (not to exceed $2,000,000). At October 31, 1999, there was no unused credit available under the line of credit. The agreement contains certain covenants, which restrict the amount of dividends the Company could pay, capital stock redemptions, and capital expenditures. Other financial covenants pertain to the maintenance of specified debt to tangible net worth and debt service ratios and minimum EBITDA and tangible net worth as defined. At October 31, 1999, the Company was in violation of its tangible net worth, debt to tangible net worth, minimum EBITDA, debt service ratio and annualized capital expenditure covenants. Although the Company is expecting its lender to waive these covenants as of October 31, 1999 it is unlikely that the Company will return to compliance with all of these covenants in the near future. Therefore, the long-term portion of the line of credit and term note of $22,699,000 has been classified as a current liability pending covenant amendments or a waiver which would extend beyond one year.

  On September 10, 1999, the Company acquired all of the outstanding shares of the stock of Infovision. Infovision specializes in two markets: 1) the rendering of consulting and programming services and currently has approximately 55 full-time consultants, and 2) the development and licensing of a certain software product, which is being finalized for general release, which documents a company's ISO procedures, with internet/intranet capabilities. The purchase price of $3,750,000 (plus acquisition costs) consists of cash of $1,440,000, subordinated term notes of $1,785,000 with installment terms ranging from two to five years and $525,000 of the Company's common stock. The cash portion of the purchase price was funded by a $1,000,000 increase in the Company's installment note to its commercial lender and the remainder from its line of credit. The Company's president/CEO and his wife owned 14% of the Infovision common stock and affiliates of the president/CEO owned 36% of the Infovision common stock.

  The acquisition will be accounted for under the purchase method. The purchase price, including direct costs of acquisition, was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Results of operations for Infovision is included with those of the Company since September 10, 1999. The excess of the purchase price over the net assets acquired, which is approximately $4,517,000, is being amortized to operations over 15 years. Subsequent to the acquisition, in conjunction with the purchase agreement, approximately $962,000 of a note payable and accrued interest due to the Company's President/CEO was converted into approximately 455,000 shares of Company stock.

  The Company has purchase commitments as of October 31, 1999 of approximately $1,300,000 for future deliveries of machinery and equipment and building improvements for the Antioch property. The Company intends to finance such purchases through collateralized borrowings and existing cash flow. The amount of anticipated capital expenditures will frequently change based on future changes in business plans.

  The Company's backlog at October 31, 1999 is approximately $26,073,000, compared to $16,419,000 at October 31, 1998. Backlog is comprised of orders for which artwork has been received, a delivery date has been scheduled and the Company reasonably anticipates it will manufacture and deliver the order. The majority of the October 31, 1999 backlog is scheduled to be shipped within approximately 4 months. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customer's orders and the Company's scheduled production and delivery dates. A significant portion of the Company's backlog at any time may be subject to cancellation or postponement without penalty.

  YEAR 2000 COMPLIANCE

  During the first six months, the Company continued its Year 2000 compliance project as previously discussed in its 1999 Form 10-K.

  The Company has substantially completed its internal assessments of operations, equipment, etc. within each of its plants. The Company has completed the implementation of its Enterprise Resource Planning ("ERP") II systems within the IL and CST operations. In addition, the Company has selected, purchased and begun implementation of a human resource/payroll software program. Management intends to run this program simultaneous with its current software module within the IL
  operations during December  and intends  to   "go live"  on January  1,
  2000.

  SVPC, and CST and Infovision currently outsource this function, but will implement the same program in calendar 2000.

  The Company's team of officers and managers has developed a detailed contingency plan to address each of its facilities. The teams have met on several occasions and have substantially completed their formal plans.

  The Company has expended approximately $700,000 in external costs and it anticipates it will spend an additional $75,000 for hardware, software and implementation costs prior to December 31. These estimates are subject to change as additional information and assessments become available.

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

        ___________________________________________________________


                                      Circuit Systems, Inc.
                                      (registrant)



                                      /s/  James E. Robbs
                                      James E. Robbs
                                      Chief Financial Officer
                                      (Principal Financial Officer)


       December 15, 1999