Form 10-Q
period 2000-01-31
CIRCUIT SYSTEMS INC
filed 2000-03-16
CIK 773657

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.    20549

                               Form 10 - Q
  (Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                   For the period ended January 31, 2000.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
              For the transition period from        to      .

                      Commission file number 0-15407

                           Circuit Systems, Inc.
          -------------------------------------------------
          (Exact name of registrant as specified in charter)

               Illinois                             36-2663010
     ----------------------------                ----------------
     (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)           Identification No.)

  2400 East Lunt Avenue, Elk Grove Village, Illinois       60007
      (Address of principal executive offices)          (Zip Code)

        (847) 439 - 1999
  -------------------------------      --------------------------------
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


  APPLICABLE ONLY TO CORPORATE ISSUERS:    Indicate the number of  shares
  outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 29, 2000: 4,591,653

                           CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES

                                  INDEX


                                                                        Page
                                                                       Number
                                                                       ------
  PART  I.  FINANCIAL INFORMATION

  Item  1.  Financial Statements

                 Condensed Consolidated Balance Sheets                    3

                 Condensed Consolidated Statements of Operations          4

                 Condensed Consolidated Statements of Cash Flows          5

                 Notes to Condensed Consolidated Financial
                   Statements                                             6

  Item  2.  Management's Discussion and Analysis of Financial
            Condition And Results of Operations                           8

  Item  3.  Quantitative and Qualitative Disclosures about Market
              Risks                                                      13


  PART II.  OTHER INFORMATION

  Item  6.  Exhibits and Reports on Form 8-K                             13


  SIGNATURES                                                             14

                           CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                                                   1/31/00        4/30/99
                                                 ----------     ----------
     ASSETS
     CURRENT ASSETS
         CASH AND CASH EQUIVALENTS              $   390,461    $ 1,463,336
         ACCOUNTS RECEIVABLE, LESS
           ALLOWANCE OF $175,000                 13,161,953     13,048,378
         INVENTORIES
             RAW MATERIALS                        3,450,365      4,007,914
             WORK IN PROCESS                      3,386,147      2,451,106
             FINISHED GOODS                       4,072,114      3,073,442
                                                 ----------     ----------
                                                 10,908,626      9,532,462

             REFUNDABLE INCOME TAXES                181,000        579,000
             DEFERRED INCOME TAXES                  309,000        309,000
             PREPAID EXPENSES                       354,835        103,707
                                                 ----------     ----------
                     TOTAL CURRENT ASSETS        25,305,875     25,035,883


     INVESTMENT IN AFFILIATE                      3,469,709      3,211,083

     PROPERTY, PLANT AND EQUIPMENT - AT COST
         BUILDING AND IMPROVEMENTS               16,412,501     15,206,521
         MACHINERY AND EQUIPMENT                 59,336,738     53,454,625
         AUTOMOTIVE EQUIPMENT                       226,922        226,922
                                                 ----------     ----------
                                                 75,976,161     68,888,068
             LESS ACCUMULATED DEPRECIATION       33,315,119     28,082,923
                                                 ----------     ----------
                                                 42,661,042     40,805,145
                                                 ----------     ----------
             LAND                                 3,040,453      3,040,453
                                                 ----------     ----------
                                                 45,701,495     43,845,598

     OTHER ASSETS
         GOODWILL, NET                           12,717,845      6,487,447
         DEPOSITS AND SUNDRY                      2,034,206      1,335,757
                                                 ----------     ----------
             TOTAL OTHER ASSETS                  14,752,051      7,823,204
                                                 ----------     ----------
             TOTAL ASSETS                       $89,229,130    $79,915,768
                                                 ==========     ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES
         CURRENT MATURITIES OF L/T OBLIGATIONS  $ 8,032,990   $  7,854,208
         ACCOUNTS PAYABLE                        18,199,228      9,252,421
         ACCRUED LIABILITIES                      3,617,197      2,461,738
                                                 ----------     ----------
             TOTAL CURRENT LIABILITIES           29,849,415     19,568,367

     LONG-TERM OBLIGATIONS                       37,409,667     38,136,619
     SUBORDINATED DEBT                            6,409,034      3,375,985
     DEFERRED INCOME TAXES                          885,300      2,556,000
     COMMITMENTS AND CONTINGENCIES                       -              -

     SHAREHOLDERS' EQUITY
         COMMON STOCK                             3,672,415      2,191,168
         RETAINED EARNINGS                       11,003,299     14,087,629
                                                 ----------     ----------
             TOTAL SHAREHOLDERS' EQUITY          14,675,714     16,278,797
                                                 ----------     ----------
             TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY             $89,229,130    $79,915,768
                                                 ==========     ==========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                              CIRCUIT SYSTEMS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                   THREE MONTHS ENED         NINE MONTHS ENDED

                                  1/31/00     1/31/99      1/31/00     1/31/99
                                ----------  ----------   ----------  ----------
 NET SALES                     $23,031,379 $20,708,764  $71,310,968 $68,364,060

 COST OF GOODS SOLD             21,181,227  18,744,032   65,981,338  59,266,286
                                ----------  ----------   ----------  ----------
     GROSS PROFIT                1,850,152   1,964,732    5,329,630   9,097,774

 SALES AND MARKETING EXPENSES    1,047,661     898,339    3,287,229   2,536,271
 ADMINISTRATIVE ESPENSES         1,609,931     930,672    4,133,477   2,584,761
 RESTRUCTURING CHARGE                  -           -            -     1,520,000
                                ----------  ----------   ----------  ----------
                                 2,657,592   1,829,011    7,420,706   6,641,032
                                ----------  ----------   ----------  ----------
    OPERATING INCOME (LOSS)       (807,440)    135,721   (2,091,076)  2,456,742

 OTHER (INCOME) DEDUCTIONS
     INTEREST EXPENSE            1,155,024     931,312    3,238,467   2,371,216
     INTEREST RECEIVED                 -       (37,895)         -       (39,733)
     EQUITY IN EARNINGS OF
       UNCONSOLIDATED AFFILIATE    (92,306)    (41,425)    (258,626)   (116,422)
     RENTAL INCOME                (111,424)    (94,347)    (306,542)   (298,867)
     MINORITY INTEREST IN
       LOSS OF SUBSIDIARY              -           -            -       (31,782)
     SUNDRY                         (1,993)   (160,303)     (29,545)   (153,725)
                                ----------  ----------   ----------  ----------
                                   949,301     597,342    2,643,754   1,730,687
                                ----------  ----------   ----------  ----------
 EARNINGS (LOSS) BEFORE
   INCOME TAXES                 (1,756,741)   (461,621)  (4,734,830)    726,055

 INCOME TAX EXPENSE (BENEFIT)     (612,100)   (142,000)  (1,650,500)    305,000
                                ----------  ----------   ----------  ----------
     NET EARNINGS (LOSS)       $(1,144,641) $ (319,621) $(3,084,330) $  421,055
                                ==========  ==========   ==========  ==========

  PER SHARE DATA:

  NET EARNINGS (LOSS)
    PER COMMON SHARE - BASIC       $  (.25)    $ (0.08)     $  (.72)    $   .10
                                    ======      ======       ======      ======

  NET EARNINGS (LOSS)
    PER COMMON SHARE - DILUTED     $  (.25)     $(0.08)     $  (.72)     $  .10
                                    ======      ======       ======      ======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                           CIRCUIT SYSTEMS, INC.
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                      1/31/00        1/31/99
                                                   -----------     ----------
     CASH FLOWS FROM OPERATING ACTIVITIES:
         NET EARNINGS (LOSS)                      $ (3,084,330)   $   421,055
         ADJUSTMENTS TO RECONCILE NET EARNINGS
           (LOSS) TO NET CASH PROVIDED BY
           OPERATING ACTIVITIES:
                 DEPRECIATION AND AMORTIZATION       5,700,781      4,225,715
                 DEFERRED INCOME TAXES              (1,670,700)       175,000
                 MINORITY INTEREST IN LOSS OF
                   SUBSIDIARY                              -          (31,782)
                 EQUITY IN EARNINGS OF
                   UNCONSOLIDATED AFFILIATE           (258,626)      (116,422)

         CHANGES IN ASSETS AND LIABILITIES, NET
           OF EFFECTS FROM ACQUISITIONS AND
           DIVESTITURE:
                 ACCOUNTS RECEIVABLE                 1,316,303      1,220,094
                 INVENTORIES                        (1,376,164)      (101,811)
                 PREPAID EXPENSES                     (251,128)       467,759
                 OTHER ASSETS                         (697,166)       522,276
                 ACCOUNTS PAYABLE AND ACCRUED
                   LIABILITIES                       9,441,035     (2,989,836)
                                                   -----------     ----------
                     TOTAL ADJUSTMENT               12,204,335      3,370,993
                                                   -----------     ----------
                NET CASH PROVIDED BY OPERATIONS      9,120,005      3,792,048

     CASH FLOWS FROM INVESTING ACTIVITIES:
         CAPITAL EXPENDITURES                       (6,895,452)    (7,626,307)
          BUSINESS ACQUISITIONS, NET OF CASH
            ACQUIRED                                (1,719,000)    (2,751,955)
                                                   -----------     ----------
                 NET CASH USED IN INVESTING
                   ACTIVITIES                       (8,614,452)   (10,378,262)

     CASH FLOWS FROM FINANCING ACTIVITIES:
         NET BORROWINGS UNDER LINE OF CREDIT         2,000,000      5,016,903
         REPURCHASE OF COMMON STOCK                     (5,640)    (1,357,789)
         PROCEEDS FROM LONG-TERM OBLIGATIONS         2,007,093     11,123,521
         PAYMENTS ON LONG-TERM OBLIGATIONS          (5,579,881)    (8,859,264)
                                                   -----------     ----------
                NET CASH (USED IN) PROVIDED BY
                   FINANCING ACTIVITIES             (1,578,428)     5,923,371


     EFFECT OF FOREIGN EXCHANGE RATE CHANGES               -            7,326
                                                   -----------     ----------
     DECREASE IN CASH                               (1,072,875)      (655,517)

     CASH AT THE BEGINNING OF THE PERIOD             1,463,336      1,531,526
                                                   -----------     ----------
     CASH AT THE END OF THE PERIOD                $    390,461    $   876,009
                                                   ===========     ==========

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
       CASH PAID (RECEIVED) DURING THE PERIOD FOR:
             INTEREST                             $  3,157,616    $ 2,277,594
             INCOME TAXES                             (206,781)       183,124
     SUPPLEMENTAL SCHEDULE OF NON-CASH
       INVESTING AND FINANCING ACTIVITIES:
             SUBORDINATED DEBT AND COMMON STOCK
               TO SELLERS IN CONJUNCTION WITH
               BUSINESS ACQUISITIONS              $  4,231,000    $ 4,000,000
             ISSUANCE OF COMMON STOCK IN
               SATISFACTION OF LONG-TERM
               OBLIGATION AND ACCRUED INTEREST         961,887            -
             DIVERSTITURE OF NET INVESTMENT IN
               CIRCUIT SYSTEMS (INDIA) LIMITED
               AND CIRCUIT SIGMA INDIA LIMITED
               IN SATISFACTION OF CERTAIN ACCRUED
               LIABILITIES AND REPURCHASE OF
               COMMON STOCK                                -        1,270,049


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                          CIRCUIT SYSTEMS, INC.
                            AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

   1. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company's April 30, 1999 Annual Report and Form 10-K.

   2. In the opinion of the Company, the accompanying unaudited condensed consolidated financial information reflects all adjustments (consisting only of normal recurring accruals)
      necessary for a fair presentation of the statements contained herein.

   3. These condensed consolidated statements are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles normally made in the Company's Annual Report and Form 10-K.

   4. The following table illustrates a reconciliation of the basic and diluted earnings per share calculations.

                                Three Months Ended         Nine Months Ended
                                      1/31/99                   1/31/99
                                      -------                   -------
 Net Earnings (Loss)                       $(319,621)               $  421,055
                                            ========                 =========
                                   Shares   Per Share      Shares    Per Share
                                               Amount                   Amount
                                ---------   ---------   ---------    ---------
 Basic Earnings (Loss)          4,060,874  $   (0.08)   4,303,799   $     0.10
   per Share
 Effect of Dilutive Securities:
       Stock Options                  N/A        N/A           -            -
                                ---------   ---------   ---------    ---------
 Diluted Earnings (Loss)
   per Share                    4,060,874  $   (0.08)   4,303,799   $     0.10
                                =========   =========   =========    =========

                                Three Months Ended        Nine Months Ended
                                      1/31/00                   1/31/00
                                      -------                   -------
 Net Loss                                  $(1,144,641)            $(3,084,330)
                                            ==========               =========
                                   Shares   Per Share      Shares    Per Share
                                               Amount                   Amount
                                ---------   ---------   ---------    ---------
 Basic Loss per Share           4,591,816  $     (.25)  4,273,509   $     (.72)
 Effect of Dilutive
 Securities:
     Stock Options                    N/A         N/A         N/A          N/A
                                ---------   ---------   ---------    ---------
 Diluted Loss per Share         4,591,816  $     (.25)  4,273,509   $     (.72)
                                =========   =========   =========    =========

  5. The provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires that an entity report, by major components and as a single total, the change in its net assets during the period from non-shareholder resources. Total comprehensive income (loss) for the three months and nine months ended January 31, 2000 was $(1,144,641) and $(3,084,330), respectively, and for the three months and nine months ended January 31, 1999 was $(319,621) and $502,041, respectively.

  6. On September 10, 1999, the Company acquired all of the outstanding shares of stock of Infovision, Inc. ("Infovision"). Infovision specializes in two markets: 1) the rendering of consulting services and currently has approximately 58 full-time consultants, and 2) the development and licensing of a certain software product, which is being finalized for general release, which documents a company's ISO procedures, with internet/intranet capabilities. The purchase price of $3,750,000 (plus acquisition costs) consists of cash of $1,440,000, subordinated term notes of $1,785,000 with installment terms ranging from two to five years and $525,000 of the Company's common stock. The cash portion of the purchase price was funded by a $1,000,000 increase in the Company's installment note to its commercial lender and the remainder from its line of credit. The Company's president/CEO and his wife owned 14% of the Infovision common stock and affiliates of the president/CEO owned 36%.

        The acquisition was accounted for under the purchase method. The purchase price, including direct costs of acquisition, was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Results of operations for Infovision is included with those of the Company since September 10, 1999. The excess of the purchase price over the net assets acquired, which is approximately $4,517,000, is being amortized to operations over 15 years.

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
                                                     ============

        As of the date of acquisition, in conjunction with the purchase agreement, approximately $962,000 of a pre-existing note payable and accrued interest due to the Company's President/CEO was converted into 460,000 shares of Company stock.

        The prior operating results of Infovision were maintained on a cash basis and it is therefore impracticable to provide interim proforma results of operations from the beginning of the Company's fiscal year on a combined basis.

  7. On January 24, 2000, with an effective date of January 1, 2000, Infovision acquired certain assets, contracts and intangibles of Project Control Solutions, Inc. ("PCS") for a total purchase price of $2,200,000 (plus acquistion costs), which was funded by $279,000 cash at closing and a subordinated term note in the amount of $1,921,000. PCS has a wide range of consulting skillsets including project management, client/server and web development. The company is also authorized to resell, train and implement Allaire software (Cold Fusion and Spectra) products.

         The acquisition was accounted for under the purchase method. The purchase price, including direct costs of acquisition, has been allocated to the assets acquired based upon their estimated fair values. Results of operations for PCS is included with those of the Company since January 1, 2000. The excess of the purchase price over the net assets acquired of approximately $2,175,000, is being amortized to operations over 15 years.

         The fair value of assets acquired, net of liabilities assumed or created is as follows:

           Furniture, equipment and software        $     (100,000)
           Purchase price in excess of
             net assets acquired                        (2,175,000)
           Liabilities for costs of acquisition and
             seller subordinated debt                    1,996,000
                                                     -------------
                   Cash paid                        $     (279,000)
                                                     =============

          The prior operating results of PCS were maintained on a cash basis and it is therefore impracticable to provide interim proforma results of operations from the beginning of the company's fiscal year on a combined basis.

  8. At January 31, 2000, the Company was in violation of several of its financial covenants contained in its line of credit agreement. In conjunction with the cash infusion and operational changes described in Note 9, the Company's senior lender agreed to waive these covenant violations through January 2000 and amended its credit agreement and various covenants to bring the Company in compliance.

  9. On February 15, 2000, the Company received a cash infusion of approximately $3,175,000 in the form of subordinated convertible notes from three sources: an affiliate of the Company's President and CEO, Tribhovan ("Tom") Patel, a board member, and an unrelated investor. General terms of the notes are: interest payments (at 12% per annum) during the first two years of the agreement and fully amortizing monthly principal and interest payments over the next three years of the note. The notes are convertible into common shares of Company stock during the first two years at the lower of $1.00 per share or the average of the closing price of the stock for the ten days preceding the conversion. In conjunction with the issuance of the subordinated convertible notes, the Company expects to record a charge against earnings and corresponding increase in common stock in the fourth quarter of fiscal year 2000 of approximately $1,575,000. In connection with this cash infusion, Tom Patel joined the Company as Executive Vice President and Chief Operating Officer.

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

          Reference to "IL" hereinafter refers to the Company's Illinois operations only; reference to "CST" refers to Circuit Systems of Tennessee; reference to "CSIL" refers to Circuit Systems (India) Limited; reference to "SVPC" refers to SVPC Circuit Systems, Inc.; reference to "Infovision" refers to Infovision, Inc., including, from the date of acquisition, Project Control Solutions, Inc., ("PCS"). The results of operations for Infovision are included with those of the Company since September 10, 1999. The results of operations for PCS are included with those of the Company since January 1, 2000.

          Net sales for the quarter ended January 31, 2000, were $23,031,000, increasing by 11% when compared to $20,709,000 for the same quarter last year. The net sales of IL, CST, SVPC and Infovision for fiscal 2000 were $14,549,000, $3,603,000, $3,272,000 and $1,607,000, respectively, as compared to $15,108,000, $3,226,000, $2,375,000 and $0, respectively, for fiscal 1999. The net increase in sales is comprised of an increase in CST sales of $377,000 and additional revenues resulting from the inclusion of SVPC and Infovision in fiscal 2000 which was offset by a decrease in IL sales of $559,000 compared to the prior year. Net sales to five customers accounted for approximately $12,802,000 or 56% of net sales for the quarter ended January 31, 2000, compared to four customers representing approximately $11,753,000 or 57% of net sales for the same quarter last year.

          Gross profit for the quarter was $1,850,000 or 8.7% of net sales, compared to $1,965,000 or 9.5% of net sales for the same quarter last year. The gross profit (loss) of IL, CST, SVPC and Infovision for fiscal 2000 were $1,567,000, $(158,000), $61,000 and
     $380,000,  respectively,  as  compared  to  $1,665,000,  $(160,000),
     $460,000 and $0 for IL, CST SVPC and Infovision, respectively, for fiscal 1999.

          The net sales for the nine months ended January 31, 2000 were $71,311,000, increasing by 4.3% from $68,634,000 for the same period last year. The net sales of IL, CST, SVPC and Infovision for fiscal 2000 were $46,796,000, $12,178,000, $9,866,000 and
     $2,471,000,  respectively, as compared to  $49,514,000, $15,863,000,
     $2,375,000 and $0, respectively, for fiscal 1999. The fiscal 1999 sales also included revenues of $612,000 from CSIL, which was divested as of July 27, 1998. The decrease in IL and CST sales is due primarily to pricing decreases and lower demand from the current customer base. Net sales to five individual customers accounted for approximately 55% in the current year compared to the same period last year in which four customers accounted for approxi-mately 61% of net sales. The gross profit for the nine months ended January 31, 2000 was $5,330,000 or 7.5% of net sales, compared to $9,098,000 or 13.3% of net sales for the same period in the prior year. The gross margin has been impacted by a reduction in volume, continued pricing pressure and an overall increase in occupancy costs with the addition of a new facility in IL which began limited production in the second quarter of fiscal year 2000. Overall margins have and will continue to be impacted as a result of continued pricing pressures driven by Far East competitors.
     Additionally, the gross margin at SVPC has been impacted by increasing overhead costs, including costs related to outsourcing certain core operations. It is anticipated that recent equipment acquisitions will reduce the need for the Company's current outsourcing requirements. Realignment of certain manufacturing processes within existing facilities and the installation of machinery and building improvements in the new manufacturing facility in IL continued during the third quarter and will continue into the fourth quarter of fiscal 2000.

          Sales and marketing, and administrative expenses for the three and nine months ended January 31, 2000, were $2,658,000 or 11.5% of net sales and $7,421,000 or 10.4 % of net sales, respectively, compared to $1,829,000 or 8.8% of net sales and $5,121,000 or 7.5%
     of net sales, respectively, for the same periods last year. The increase in operating expenses is due primarily to the acquisition of SVPC and Infovision, which have increased these expenses by $504,000 and $1,990,000 for the three and nine months ended January 31, 2000, respectively.

          Operating expenses for the nine months ended January 31, 1999 also included a restructuring charge of $1,520,000 (which was recorded in the first quarter of fiscal year 1999) relating to the reorganization of the Company's management and plant operations.
     The majority of the charge relates to severance and other termination benefits for an executive vice president and five other managers and supervisors. Excluding the restructuring charge, income from operations was $3,977,000 or 5.8% of net sales for the nine months ended January 31, 1999 compared to a loss from operations of $2,091,000 or 2.9% of net sales for the nine months ended January 31, 2000. The income (loss) from operations, excluding the restructuring charge, for the nine months ended January 31, of IL, CST, SVPC and Infovision for fiscal 1999 was $1,413,000, $1,118,000, $(11,000) and $0, respectively, as compared to $598,000, $(1,186,000), $(1,641,000)  and $138,000,  respectively for fiscal 2000. The fiscal 1999 income from operations also included an operating loss for CSIL of $64,000. In response to the fiscal 2000 operating losses, the Company has initiated an extensive review of all of its operations with a focus on improving operating efficiencies and reducing costs.

          Other deductions-net  for  the  three  and  nine  months  ended
     January  31,  2000,  were  $949,000  and  $2,644,000,  respectively, compared to $598,000 and $1,731,000, respectively, for the same periods in the prior year. Interest expense increased to
     $1,155,000 and $3,238,000, respectively, in 2000, compared to $931,000 and $2,371,000, respectively, for the same periods last year. The increase is due to the SVPC acquisition in December 1998, the Infovision acquisition in September 1999, the PCS acquisition in January 2000, increased borrowings under the line of credit to fund additional working capital needs and an increase in installment obligations to fund equipment purchases and the new facility expansion. The equity in the earnings of SigmaTron increased to $259,000 for the current nine months compared to $116,000 for the same period last year.

          The effective income tax rate for the nine months ended January 31, 2000 is (34.9)%, compared to the rate for the same period last year of 42.0%. The lower effective income tax rate is due primarily to the increase in pretax loss for CST in fiscal 2000 for which the Company receives no state tax benefits, and the inability to recognize the tax benefits of state net operating losses at SVPC and foreign net operating losses of CSIL (in fiscal 1999).

          The net loss and diluted loss per share for the three months and nine months ended January 31, 2000, were $1,145,000 or $.25, and $3,084,000 or $.72, respectively, compared to net earnings (loss) and diluted earnings (loss) per share for the three and nine month periods in the prior year of $(320,000) or $(.08) and $421,000 or $.10, respectively.

  LIQUIDITY  AND  CAPITAL  RESOURCES

          The Company has historically financed its operations, capital expenditures, stock repurchases and debt payment requirements through its line of credit, other collateralized borrowings and cash generated from operations.

          The Company's line of credit agreement (as amended) allows for maximum borrowings of $16,000,000 and is limited to 85% of eligible accounts receivable, 50% to 75% of eligible finished goods (not to exceed $3,000,000), 40% to 50% of eligible raw material inventory (not to exceed $2,000,000) and 60% of the fair market value of the Company's investment in SigmaTron (not to exceed $2,000,000). At January 31, 2000, there was no unused credit available under the line of credit. The agreement contains certain covenants, which restrict the amount of dividends the Company could pay, capital stock redemptions, and capital expenditures. Other financial covenants pertain to the maintenance of specified debt to tangible net worth and debt service ratios and minimum EBITDA and tangible net worth as defined. At January 31, 2000, the Company was in violation of several of its financial covenants. In conjunction with the cash infusion and operational changes noted below, the Company's senior lender agreed to waive these covenant violations through January 2000, and amended its credit agreement and various financial covenants to bring the Company into compliance.

          On September 10, 1999, the Company acquired all of the outstanding shares of the stock of Infovision. Infovision specializes in two markets: 1) the rendering of consulting services and currently has approximately 58 full-time consultants, and 2) the development and licensing of a certain software product, which is being finalized for general release, which documents a company's ISO procedures, with internet/intranet capabilities. The purchase price of $3,750,000 (plus acquisition costs) consisted of cash of $1,440,000, subordinated term notes of $1,785,000 with installment terms ranging from two to five years and $525,000 of the Company's common stock. The cash portion of the purchase price was funded by a $1,000,000 increase in the Company's installment note to its commercial lender and the remainder from its line of credit. The Company's president/CEO and his wife owned 14% of the Infovision common stock and affiliates of the president/CEO owned 36% of the Infovision common stock.

          The acquisition was accounted for under the purchase method. The purchase price, including direct costs of acquisition, was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. Results of operations for Infovision is included with those of the Company since September 10, 1999. The excess of the purchase price over the net assets acquired, which is approximately $4,517,000, is being amortized to operations over 15 years. Subsequent to the acquisition, in conjunction with the purchase agreement, approximately $962,000 of a note payable and accrued interest due to the Company's President/CEO was converted into approximately 460,000 shares of Company stock.

          On January 24, 2000, with an effective date of January 1, 2000, Infovision acquired certain assets, contracts and intangibles of PCS for a total purchase price of $2,200,000 (plus acquisition costs), which was funded by $279,000 cash at closing and a subordinated term note in the amount of $1,921,000. PCS has a wide range of consulting skillsets including project management, client/server and web development. The company is also authorized to resell, train and implement Allaire software, (Cold Fusion and Spectra) products.

          The acquisition was accounted for under the purchase method. The purchase price, including direct costs of acquisition, has been allocated to the assets acquired based upon their estimated fair values. Results of operations for PCS is included with those of the Company since January 1, 2000. The excess of the purchase price over the net assets acquired of approximately $2,175,000, is being amortized to operations over 15 years.

          On February 15, 2000, the Company received a cash infusion of approximately $3,175,000 in the form of subordinated convertible notes from three sources: an affiliate of the Company's President and CEO, Tribhovan ("Tom") Patel, a board member, and an unrelated investor. General terms of the notes are: interest payments (at 12% per annum) during the first two years of the agreement and fully amortizing monthly principal and interest payments over the next three years of the note. The notes are is convertible into common shares of Company stock during the first two years at the lower of $1.00 per share or the average of the closing price of the stock for the ten days preceding the conversion. In connection with this cash infusion, Tom Patel joined the Company as Executive Vice President and Chief Operating Officer.

            The Company has purchase commitments as of January 31, 2000 of approximately $1,400,000 for future deliveries of machinery and equipment and building improvements for the Antioch property. The Company intends to finance such purchases through collateralized borrowings and existing cash flow. The amount of anticipated capital expenditures will frequently change based on future changes in business plans.

            The Company's backlog at January 31, 2000 is approximately $26,520,000, compared to $15,127,000 at January 31, 1999. Backlog is comprised of orders for which artwork has been received, a delivery date has been scheduled and the Company reasonably anticipates it will manufacture and deliver the order. The majority of the January 31, 2000 backlog is scheduled to be shipped within approximately 4 months. The reliability of backlog as an indicator of future sales varies substantially with the make-up of customer's orders and the Company's scheduled production and delivery dates. A significant portion of the Company's backlog at any time may be subject to cancellation or postponement without penalty.

      YEAR 2000 COMPLIANCE

            Prior to December 31, 1999, the Company completed its Year 2000 compliance project as previously discussed in its 1999 Form 10-K.

            The Company has completed its internal assessments of operations, equipment, etc. within each of its plants. The Company also has completed the implementation of its Enterprise Resource Planning ("ERP") II systems within the IL and CST operations. In addition, the Company has implemented a human resource/payroll software program within its IL operations effective January 1, 2000. SVPC, CST and Infovision currently outsource this function, but plan to implement the same program in calendar 2000.

            The Company did not experience, nor does it anticipate experiencing any internal or external interruption to its business activities or incur any impairment to its financial condition or results of operations as a result of passing into calendar year 2000. Although the Company believes it has completed its Year 2000 project by upgrading its systems, it cannot be assured that the upgraded systems will be free of defects. If any such risks materialize, the Company could experience material adverse consequences to its business, financial conditions and results of operations.

            The Company has expended approximately $850,000 in external costs related to its Year 2000 project and it anticipates it will spend an additional $50,000 to complete the implementation and training of the human resource/payroll software program within its IL operations.

  Item 3. Quantitative and Qualitative Disclosures about Market Risks Not Applicable.

  PART II -   OTHER  INFORMATION

  Item  6.   Exhibits and Reports on Form 8-K

        (a)      Exhibits

           (99) a.  Generic Form of Convertible Subordinated Term Note
                b. Amendment Number Three to Credit Agreement between registrant and LaSalle Bank National Association
                c.  Employment Agreement of Tribhovan M. Patel.

        (b)      Reports on Form 8-K

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


     March 16, 2000